Form 10-Q
period 1997-09-28
ENTEX INFORMATION SERVICES INC
filed 1997-12-17
CIK 1021086

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   (MARK ONE)
             ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997

                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM______________ TO ________________

                      COMMISSION FILE NUMBER :  000-23457


                        ENTEX INFORMATION SERVICES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                             93-133715291
(STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
      OF INCORPORATION)                                   IDENTIFICATION NUMBER)

                6 INTERNATIONAL DRIVE, RYE BROOK, N.Y. 10573-1058
                                 (914) 935-3600

   (ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                          PRINCIPAL EXECUTIVE OFFICES)

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST NINETY DAYS:

                                YES ( ) NO ( X )

      THE NUMBER OF OUTSTANDING SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.0001 PER SHARE, WAS 32,399,060 ON SEPTEMBER 28, 1997.

    As filed with the Securities and Exchange Commission on December 16, 1997

                        ENTEX INFORMATION SERVICES, INC.

                                      INDEX


                                                                    Page Numbers
                                                                    ------------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of
            September 28, 1997 and June 29, 1997                           3

            Consolidated Statements of Operations
            For the Three Months Ended September 28, 1997 and
            September 29, 1996                                             4

            Condensed Consolidated Statements of Cash Flows for
            the Three Months Ended September 28, 1997 and
            September 29, 1996                                             5

            Notes to Consolidated Financial Statements                     6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         7-11



PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                             11

Item 2.     Changes in Securities                                         11

Item 3.     Defaults Upon Senior Securities                               11

Item 4.     Submission of Matters to a Vote of Security Holders           11

Item 5.     Other Information                                             11

Item 6.     Exhibits and Reports on Form 8-K                              11

            Signatures                                                    12

                        ENTEX INFORMATION SERVICES, INC.
                         PART I - FINANCIAL INFORMATION
                           Consolidated Balance Sheets
                    (Dollars in thousands except share data)

                                                                Unaudited
                                                              September 28,    June 29,
                                                                  1997           1997
                                                                ---------     ---------
ASSETS
Current assets:
   Cash                                                         $  10,330     $  15,838
   Trade receivables (net of allowance for doubtful accounts
         of $4,526 and $4,746, respectively)                      327,723       334,196
   Vendor receivables (net of allowance of $2,000 and $2,000,
         respectively)                                             33,481        37,789
   Inventories                                                    184,408       183,957
   Other current assets                                             8,302         9,228
                                                                ---------     ---------
          Total current assets                                    564,244       581,008

Property, plant and equipment, net                                 54,894        55,049
Goodwill (net of accumulated amortization
      of $9,743 and $8,903, respectively)                          45,047        45,887
Other assets, net                                                   1,459         1,646
                                                                ---------     ---------
   Total assets                                                 $ 665,644     $ 683,590
                                                                =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                             $ 262,157     $ 269,962
   Accrued liabilities                                             60,660        53,598
   Notes payable and current installments of long-term debt       326,012       348,276
                                                                ---------     ---------
          Total current liabilities                               648,829       671,836
                                                                ---------     ---------

Long-term debt                                                     48,653        48,215
Other long-term liabilities                                         1,091         1,271
                                                                ---------     ---------
          Total long-term liabilities                              49,744        49,486
                                                                ---------     ---------
   Total liabilities                                              698,573       721,322
                                                                ---------     ---------
Stockholders' equity (deficit):
Preferred stock, 2 million shares authorized;
    no shares issued or outstanding                                    --            --
Common stock, $.0001 par value; 100 million shares
    authorized, 32,399,060 and 32,357,840 shares issued and
    outstanding, respectively                                           3             3
Additional paid-in capital                                         19,114        19,003
Retained earnings (deficit)                                       (52,007)      (56,707)
Treasury stock, shares at cost                                         (2)           (2)
Cumulative translation adjustments                                    (37)          (29)
                                                                ---------     ---------
    Total stockholders' equity (deficit)                          (32,929)      (37,732)
                                                                ---------     ---------
                                                                $ 665,644     $ 683,590
                                                                =========     =========

           See accompanying notes to consolidated financial statements.

                        ENTEX INFORMATION SERVICES, INC.
                     Consolidated Statements of Operations
             (Dollars in thousands except share and per share data)


                                                                  Unaudited
                                                              Three Months Ended
                                                           -------------------------
                                                          September 28,   September 29,
                                                             1997            1996
                                                           ---------       ---------
Net revenues:
   Product revenues                                       $  500,938      $  525,962
   Service revenues                                          105,901          71,674
                                                          ----------      ----------
          Total net revenues                                 606,839         597,636
                                                          ----------      ----------

Cost of revenues:
   Cost of products sold                                     450,781         482,716
   Cost of services provided                                  79,872          54,039
                                                          ----------      ----------
          Cost of revenues                                   530,653         536,755
                                                          ----------      ----------

Product gross margin                                          50,157          43,246
Services gross margin                                         26,029          17,635
                                                          ----------      ----------
          Total gross margin                                  76,186          60,881

Selling, general and administrative expenses                  61,815          58,547
                                                          ----------      ----------

          Income from operations                              14,371           2,334

Interest expense, net                                          9,669           8,132
                                                          ----------      ----------

          Income (loss) before income taxes                    4,702          (5,798)

Provision for income taxes                                         2              10
                                                          ----------      ----------

          Net income (loss)                               $    4,700      $   (5,808)
                                                          ==========      ==========

Per share:

          Net income (loss) per share                     $      .14      $     (.18)
                                                          ==========      ==========
          Weighted average number of shares outstanding
            and dilutive common stock equivalents         33,736,205      32,357,840

          See accompanying notes to consolidated financial statements.

                        ENTEX INFORMATION SERVICES, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                           Unaudited
                                                                       Three Months Ended
                                                                    ------------------------
                                                                  September 28,   September 29,
                                                                      1997            1996
                                                                    --------        --------
Net cash provided by (used in) operating activities                 $ 21,098        $(15,121)

Cash flows from investing activities:
    Capital expenditures                                              (4,219)         (6,644)
    Cash paid for acquisitions                                            --          (5,546)
    Other                                                                 --          (1,179)
                                                                    --------        --------
             Net cash used in investing activities                    (4,219)        (13,369)
                                                                    --------        --------

Cash flows from financing activities:
    Proceeds from issuance of notes payable                           30,185          36,087
    Change in cash overdraft                                           6,107          (3,636)
    Proceeds from sale of common stock, net                               --             121
    Repayments on debt                                               (58,679)           (451)
                                                                    --------        --------
           Net cash provided from (used in) financing activities     (22,387)         32,121
                                                                    --------        --------

Increase (decrease) in cash                                           (5,508)          3,631

Cash at beginning of period                                           15,838          12,603
                                                                    --------        --------
Cash at end of period                                               $ 10,330        $ 16,234
                                                                    ========        ========

          See accompanying notes to consolidated financial statements.

                        ENTEX INFORMATION SERVICES, INC.
                   Notes to Consolidated Financial Statements


1.    DESCRIPTION OF THE BUSINESS

      ENTEX is a leading provider of personal computer ("PC") solutions to meet the distributed information technology systems and end-user support requirements of Fortune 1000 companies and other large enterprises. The Company's total PC management capabilities include acquisition and procurement services and network, professional and other outsourcing service support for the PC-based network environment.

2.    CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated financial statements for the three months ended
      September 28, 1997 and September 29, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended September 28, 1997 are not necessarily indicative of the results for the entire fiscal year ended June 28, 1998. These unaudited financial statements should be read in conjunction with the financial statements included in the Company's Registration Statement on Form 10 for the fiscal year ended June 29, 1997.

3.    ACQUISITIONS

      On July 12, 1996, the Company acquired all of the issued and outstanding stock of FCP Technologies, Inc., ("FCP") for $7,216, including direct acquisition costs. FCP was a systems integrator based in Frederick, Maryland specializing in network integration, migration and consulting services. The acquisition has been accounted for as a purchase, and the results of operations of FCP have been included in the accompanying financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired was $14,077. The difference between pro forma results of operations under the assumption that the FCP acquisition occurred as of July 1, 1996 and actual reported results is immaterial.

4.    INVENTORIES

      Inventories consist of the following:

                                                      Unaudited
                                                     September 28,     June 29,
                                                         1997           1997
                                                     ------------    -----------
            Finished goods held for resale           $    175,428    $   175,300
            Spare parts                                     8,980          8,657
                                                     ------------    -----------
                                                     $    184,408    $   183,957
                                                     ============    ===========

5.    COMMON STOCK SPLIT

      As of November 25, 1997, the Board of Directors approved an increase in the number of authorized common stock shares from 10,000,000 to 100,000,000. In addition, the Board of Directors authorized a stock split in the form of a four-for-one stock dividend to holders of record as of November 25, 1997, whereby each such share will be equal to five shares of Common Stock. All references in the consolidated financial statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the four-for-one stock dividend.

                        ENTEX INFORMATION SERVICES, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                             (Dollars in thousands)

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information contained in this Report on Form 10-Q includes forward looking statements. Since this information is based on current expectations which involve risks and uncertainties, actual results could differ materially from those expressed in the forward looking statements.

      OVERVIEW

      ENTEX is a leading provider of personal computer ("PC") solutions to meet the distributed information technology systems and end-user support requirements of Fortune 1000 companies and other large enterprises. The Company's total PC management capabilities include acquisition and procurement services and network, professional and other outsourcing service support for the PC-based network environment.

      During fiscal 1996 and 1997, the Company completed several acquisitions to improve its ability to meet customer demands for expanded service offerings including (i) Random Access, Inc. ("Random Access"), a provider of information technology solutions through the sale of microcomputers and technical services to corporate and institutional clients in the western United States, and (ii) FCP Technologies, Inc. a systems integrator based in Maryland, specializing in network integration, migration and consulting services. Each acquisition was accounted for as a purchase and the results of each have been included in the consolidated financial statements since the date of each acquisition.

      The Company has two principal sources of revenue: product revenues and service revenues. Product revenues include acquisition and procurement of personal computer and network products, software and peripherals. Service revenues include configuration services, network and professional services, migration services, outsourcing services, PC and network operation support services, on-site and centrally located help desk services, as well as asset management services. ENTEX has expanded rapidly; growing from $1.1 billion in net revenues for the eleven months in fiscal 1994 to $2.5 billion in net revenues in fiscal 1997. While product revenues have historically accounted for more than 80% of net revenues, service revenues have grown in absolute dollar terms and as a percentage of net revenues in each fiscal year since the Company's inception.

RESULTS OF OPERATIONS

     The following table sets forth, for the unaudited periods indicated, the Company's total revenue, cost of revenues, gross margin, selling, general and administrative expenses, income (loss) from operations, interest expense, income (loss) before income tax, provision for income taxes and net income (loss) (dollars in thousands except per share data).

                                                      Three Months Ended
                                                    ----------------------
                                                    Sept. 28,     Sept. 29
                                                      1997          1996
                                                    ----------------------
          STATEMENT OF OPERATIONS DATA
          Net revenues:
             Product revenues ..................  $   500,938    $   525,962
             Service revenues ..................      105,901         71,674
                                                  -----------    -----------
               Total net revenues ..............      606,839        597,636
                                                  -----------    -----------
          Cost of revenues:
             Cost of products sold .............      450,781        482,716
             Cost of services provided .........       79,872         54,039
                                                  -----------    -----------
               Cost of revenues ................      530,653        536,755
                                                  -----------    -----------
          Product gross margin .................       50,157         43,246
          Services gross margin ................       26,029         17,635
                                                  -----------     ----------
               Total gross margin ..............       76,186         60,881
          Selling, general and administrative
             expenses ..........................       61,815         58,547
                                                  -----------    -----------
               Income (loss) from operations ...       14,371          2,334
               Interest expense, net ...........        9,669          8,132
                                                  -----------    -----------
               Income (loss) before income
                 taxes .........................        4,702         (5,798)

          Provision (benefit) for income
            taxes ..............................            2             10
                                                  -----------    -----------
               Net income (loss) ...............  $     4,700    $    (5,808)
                                                  ===========    ===========
               Net income (loss) per share .....  $       .14    $      (.18)
                                                  ===========    ===========
          Weighted average number of shares
                and dilutive common stock
                equivalents outstanding ........   33,736,205    32,357,840


        The following table sets forth the percentage of total net revenues represented by the items in the Company's statements of operations for the period indicated:

                                                         Three months ended
                                                         ------------------
                                                         Sept. 28,  Sept.29,
                                                           1997       1996
Net revenues:
    Product revenues ...................................    82.5%    88.0%
    Service revenues ...................................    17.5     12.0
                                                           -----    -----
      Total net revenues ...............................   100.0    100.0

Cost of revenues .......................................    87.4     89.8
                                                           -----    -----
Gross margin(1) ........................................    12.6     10.2
Selling, general and administrative expenses ...........    10.2      9.8
                                                           -----    -----

Income from operations .................................     2.4      0.4
Interest expense, net ..................................     1.6      1.4
                                                           -----    -----
Income (loss) before income taxes ......................     0.8     (1.0)
Provision (benefit) for income taxes ...................      --       --
                                                           -----    -----
Net income (loss) ......................................     0.8%    (1.0)%
                                                           =====    =====

----------
(1) Product gross margin as a percentage of product revenues and service gross margin as a percentage of service revenue for each period was as follows:

                                                            Three months ended
                                                         -----------------------
                                                          Sept. 28,  Sept. 29,
                                                            1997       1996
                                                         -----------------------
Product gross margin ...................................    10.0%      8.2%
Services gross margin ..................................    24.6      24.6


Three Months Ended September 28, 1997 Compared to Three Months Ended September 29, 1996


      The Company's net income improved in the three months ended September 28, 1997 to $4.7 million compared to a net loss of $5.8 million in the three months ended September 29, 1996. The improvement was a result of an increase in product gross margins attributable to improved controls over vendor programs and a higher percentage of services in the revenue base.

      Product revenues. Product revenues were $500.9 million for the three months ended September 28, 1997 as compared to $526.0 million for the three months ended September 29, 1996, a decrease of $25.1 million or 4.8%. While the Company experienced overall unit growth in sales of desktops, laptops and server units during the three months ended September 28, 1997, the revenue decline reflects the price reductions in average sales price driven by lower manufacturer prices and intense competition.

      Service revenues. Service revenues were $105.9 million for the three months ended September 28, 1997 as compared to $71.7 million for the three months ended September 29, 1996, an increase of $34.2 million or 47.8%. Service revenues as a percentage of total net revenues increased to 17.5% for the three months ended September 28, 1997 as compared to 12.0% in the three months ended September 29, 1996. These increases reflect increase in demand from existing customers and the addition of new large accounts. The Company is focused on continuing to increase service revenue as a percentage of total net revenues.*

      Gross margins. Total gross margins increased to 12.6% for the three months ended September 28, 1997 as compared to 10.2% for the three months ended September 29, 1996. This increase was due primarily to the revenue growth in the higher margin service business. Product gross margin increased to 10.0% or $50.2 million for the three months ended September 28, 1997 as compared to 8.2% or $43.2 million for the three months ended September 29, 1996. These increases reflect the Company's efforts to improve product margins through improved controls over price protection arrangements and vendor allowances and to a lesser extent, the Company's involvement in certain manufacturer's programs designed to increase sales of specific products. Future product margins may be adversely influenced by manufacturers' pricing strategies and increased competition.* Service margins remained constant over the periods at 24.6%, reflecting an improved mix of services, partially offset by pricing pressures.

      Selling, general and administrative expenses. Selling, general and administrative expenses were $61.8 million for the three months ended September 28, 1997 as compared to $58.5 million for the three months ended September 29, 1996, an increase of $3.3 million or 5.6%. The increase resulted from expenditures in support of the Company's growth in services including investments in the enterprise-wide technology infrastructure to support operations.

      Income from operations. Income from operations was $14.4 million for the three months ended September 28, 1997 as compared to $2.3 million in the three months ended September 29, 1996, an increase of $12.1 million. The increase reflects significant improvements in gross margins partially offset by increases in selling, general and administrative expenses to support business expansion.

      Interest expense, net. Net interest expense increased to $9.6 million for the three months ended September 28, 1997 as compared to $8.1 million for the three months ended September 29, 1996, an increase of $1.5 million or 18.9%. The increase was driven by an increase in borrowing rates under the Company's credit agreements and the prime rate, in addition to increased working capital needs.

      Provisions for income taxes. The Company utilized net operating loss carryforwards to offset federal income tax requirements for the three months ended September 28, 1997 and September 29, 1996.

      Net income. As a result of the factors mentioned above, net income for the three months ended September 28, 1997 was $4.7 million as compared to a net loss of $5.8 million for the three months ended September 29, 1996.

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurances that the Company's actual future performance will meet the Company's current expectations. The reader is cautioned that other sections and sentences not so identified may also contain forward looking information.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations with borrowings under various credit lines. Cash provided by operating activities was $21.1 million for the three months ended September 28, 1997. The cash provided by operations during the three months ended September 28, 1997 resulted primarily from net income of $4.7 million, depreciation and other non-cash charges to income, and from changes in operating assets and liabilities.

Cash (used in) investing activities was $(4.2) million during the three months ended September 28, 1997 and was used primarily for capital expenditures.

Cash (used in) financing activities was $(22.4) million during the three months ended September 28, 1997. The fluctuations in cash from financing activities during this period resulted primarily from changes in the Company's borrowings to support the business growth.

As of September 28, 1997, the Company's primary source of liquidity consisted of various financing provided under the Fourth Amended and Restated Agreement for Wholesale Financing as amended ("IBMCC Financing Agreement") with IBM Credit Corporation ("IBMCC") and an inventory financing facility with FINOVA Capital Corporation ("FINOVA"). The IBMCC Financing Agreement provides for borrowings under a working capital line of credit of up to $525 million (the "IMBCC Working Capital Line of Credit"). At September 28, 1997, the amount outstanding under the IBMCC Working Capital Line of Credit was $448.0 million of which $333.3 million was interest bearing. The amount of available borrowings under the IBMCC Financing Agreement may be increased for higher seasonal purchasing requirements, and may be reduced or terminated by IBMCC upon 60 days prior written notice. Amounts outstanding under the IBMCC Working Capital Line of Credit bear interest at the prime rate plus .50% (9.0% at September 28, 1997). Borrowings under the IBMCC Financing Agreement are secured by the Company's assets, including certain accounts receivable, certain inventories and other assets. The agreement is subject to annual renewal and expires September 15, 1998.

In connection with the Company's acquisitions of Random Access in September 1995, the IBMCC Financing Agreement was amended to provide for a term loan in the original principal amount of $20 million (the "IBMCC Long-Term Loan"). The IBMCC Long-Term Loan is required to remain outstanding unless there are no outstanding interest bearing advances under the IBMCC Financing Agreement. The IBMCC Financing Agreement was further amended in December 1996 and July 1997 to provide a short term loan in the original principal amount of $55 million (the "Short-Term-Loan") and a special working capital advance in the original principal amount of $20 million (the "Special Working Capital Advance"). The Short-Term Loan was repaid in full subsequent to September 28, 1997. Amounts outstanding under the IBMCC Long-Term Loan and the Special Working Capital Advance bear interest at the prime rate plus 2.50% (11.0% at September 28, 1997). At September 28, 1997, $17.3 million of principal was outstanding under the IBMCC Long-Term Loan, $27.5 million of principal was outstanding under the Short-Term Loan and $20.0 million of principal was outstanding under the Special Working Capital Advance.

As of September 28, 1997, the Company had $110 million available for borrowing under its inventory line of credit with FINOVA. The line of credit is secured by the Company's inventory financed by FINOVA. At September 28, 1997, the principal amount outstanding under this line of credit was $70 million. Under the terms of the agreement with FINOVA, the Company paid no interest on this borrowing.

The IBMCC Financing Agreement provides that if Dort A. Cameron III ceases to own and/or control at least 35% of the issued and outstanding capital stock of the Company, the Company will be deemed to be in default under the IBMCC Financing Agreement. In addition, the IBMCC Financing Agreement contains restrictive covenants with respect to maintenance of minimum tangible net worth, current ratio, fixed asset additions, fixed charges and certain additional indebtedness and prohibits the Company from paying cash dividends on Common Stock.

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is complex since virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by December 31, 1999, allowing adequate time for testing.* Management has not yet assessed the amount required for the year 2000 compliance expense and related potential effect on the Company's earnings.

The Company believes its current cash balances and its available credit facilities will be sufficient to meet its anticipated cash needs for capital expenditures for the next 12 months.* The Company intends to continue to finance a significant portion of its working capital needs through credit facilities. The Company believes that it may seek to raise additional funds through public or private equity or debt financing or from other sources to support the future growth of the business. However, there can be no assurance that the Company will be able to raise such additional funding.

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurances that the Company's actual future performance will meet the Company's current expectations. The reader is cautioned that other sections and sentences not so identified may also contain forward looking information.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        - NONE

ITEM 2. CHANGES IN SECURITIES

        From June 29, 1997 to September 28, 1997, the Company sold the following securities (as adjusted, in the case of equity securities, to reflect the four-for-one stock dividend of Common Stock effected by the Company on November 25, 1997):

        (a) From June 29, 1997 to September 28, 1997, the Company issued an aggregate of 1,055,500 options, net of forfeitures, to purchase shares of Common Stock to officers, employees and consultants pursuant to the Company's 1996 Performance Incentive Plan.

        (b) On June 30, 1997 the Company issued 41,220 shares to Non-employee Directors pursuant to the Company's Non-employee Director Share Plan.

        (c) In July 1997, the Company issued warrants for purchase of 167,235 shares of Common Stock to IBMCC which are currently exercisable at $7.55 Rev share.

        The issuances of the securities described in Items 2(a) and (b) were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Rule 701 promulgated thereunder. The issuance of securities described in Item 2(c) were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2). The recipients of the securities in each such transaction represented their interests to acquire the securities by investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had access, through their relationships with the Company, to information about the Company.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        - NONE

ITEM 5. OTHER INFORMATION

        On November 25, 1997, the Company increased the number of shares of authorized Common Stock from 10,000,000 to 100,000,000. In addition, the Company effectuated a stock split in the form of a four-for-one stock dividend to holders of record as of November 25, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

               3.1(a) Certificate of Incorporation, as amended.

               4.1(a) Form of the Company's Common Stock Certificate.

              10.1(a) Warrant Agreement between IBM Credit Corporation and the
                      Company dated July 15, 1997.

              11.1    Statement of computation of earnings per share.

              27.1    Financial Data Schedule.

         ---------
         (a) Incorporated by reference from the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 3, 1997. Exhibits 3.1, 4.1 and 10.1 listed are incorporated by reference to Exhibits 3.1, 4.1 and 10.22, respectively, of the Company's Registration Statement on Form 10.


         (b) REPORTS ON FORM 8-K - NONE

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                    ENTEX Information Services, Inc.
December __, 1997
                                    /s/ Kenneth A. Ghazey
                                    ----------------------------------
                                    Kenneth A. Ghazey
                                    Executive Vice President
                                    and Chief Financial Officer