Form 10-Q
period 1997-12-28
ENTEX INFORMATION SERVICES INC
filed 1998-02-11
CIK 1021086

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   (MARK ONE)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 1997

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

                                 YES ( ) NO (X)

         THE NUMBER OF OUTSTANDING SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.0001 PER SHARE, WAS 32,409,410 ON DECEMBER 28, 1997.

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 11, 1998

                        ENTEX INFORMATION SERVICES, INC.

                                      INDEX

                                                                    Page Numbers
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of
            December 28, 1997 and June 29, 1997                           2

            Consolidated Statements of Operations
            For the Three and Six Months Ended December 28, 1997
            and December 29, 1996                                         3

            Condensed Consolidated Statements of Cash Flows for
            the Six Months Ended December 28, 1997
            and December 29, 1996                                         4

            Notes to Consolidated Financial Statements                    5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          6-12



PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                            13

Item 2.     Changes in Securities                                        13

Item 3.     Defaults Upon Senior Securities                              13

Item 4.     Submission of Matters to a Vote of Security Holders          13

Item 5.     Other Information                                            13

Item 6.     Exhibits and Reports on Form 8-K                             13


            Signatures                                                   14

                        ENTEX INFORMATION SERVICES, INC.
                         PART I - FINANCIAL INFORMATION
                           Consolidated Balance Sheets
                    (Dollars in thousands except share data)

                                                                               Unaudited
                                                                              December 28,    June 29,
                                                                                 1997          1997
                                                                               ---------     ---------
ASSETS
Current assets:
   Cash                                                                        $  14,717     $  15,838
   Trade receivables (net of allowance for doubtful accounts
         of  $4,774 and $4,746, respectively)                                    345,376       334,196
   Vendor receivables (net of allowance of $3,517 and $2,000, respectively)       43,050        37,789
   Inventories                                                                   173,416       183,957
   Other current assets                                                            7,617         9,228
                                                                               ---------     ---------
          Total current assets                                                   584,176       581,008

Property, plant and equipment, net                                                53,222        55,049
Goodwill (net of accumulated amortization
          of $10,429 and $8,903,  respectively)                                   44,018        45,887
Other assets, net                                                                  1,418         1,646
                                                                               ---------     ---------

          Total assets                                                        $ 682,834     $ 683,590
                                                                               =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                            $ 286,640     $ 269,962
   Accrued liabilities                                                            74,867        53,598
   Notes payable and current installments of long-term debt                      287,804       348,276
                                                                               ---------     ---------
          Total current liabilities                                              649,311       671,836
                                                                               ---------     ---------

Long-term debt                                                                    56,923        48,215
Other long-term liabilities                                                        1,054         1,271
                                                                               ---------     ---------
          Total long-term liabilities                                             57,977        49,486
                                                                               ---------     ---------

   Total liabilities                                                             707,288       721,322
                                                                               ---------     ---------

Stockholders' equity (deficit):
Preferred stock, 2 million shares authorized;
    no shares  issued or outstanding                                                  --            --
Common stock, $.0001 par value; 100 million shares
    authorized, 32,409,410 and 32,357,840 shares issued and
    outstanding, respectively                                                          3             3
Additional paid-in capital                                                        19,135        19,003
Retained earnings (deficit)                                                      (43,554)      (56,707)
Treasury stock, shares at cost                                                        (2)           (2)
Cumulative translation adjustments                                                   (36)          (29)
                                                                               ---------     ---------
   Total stockholders' equity (deficit)                                          (24,454)      (37,732)
                                                                               ---------     ---------
                                                                               $ 682,834     $ 683,590
                                                                               =========     =========

           See accompanying notes to consolidated financial statements.

                        ENTEX INFORMATION SERVICES, INC.
                      Consolidated Statements of Operations
                  (Dollars in thousands except per share data)

                                                 Unaudited                        Unaudited
                                             Three Months Ended                Six Months Ended
                                        ----------------------------     ----------------------------
                                        December 28,    December 29,     December 28,    December 29,
                                            1997            1996             1997            1996
                                        ------------    ------------     ------------    ------------
Net revenues:
   Product revenues                     $    543,758    $    552,609     $  1,044,696    $  1,078,571
   Service revenues                          110,622          84,770          216,523         156,444
                                        ------------    ------------     ------------    ------------
          Total net revenues                 654,380         637,379        1,261,219       1,235,015

Cost of revenues:
   Cost of products sold                     486,318         501,181          937,099         983,897
   Cost of services provided                  86,953          63,510          166,825         117,549
                                        ------------    ------------     ------------    ------------
          Cost of revenues                   573,271         564,691        1,103,924       1,101,446

Product gross margin                          57,440          51,428          107,597          94,674
Services gross margin                         23,669          21,260           49,698          38,895
                                        ------------    ------------     ------------    ------------
          Total gross margin                  81,109          72,688          157,295         133,569

Selling, general and
          Administrative expenses             63,323          66,907          125,138         125,454
                                        ------------    ------------     ------------    ------------

          Income from operations              17,786           5,781           32,157           8,115

Interest expense, net                          9,327           9,758           18,996          17,890
                                        ------------    ------------     ------------    ------------

          Income (loss) before
               Income taxes                    8,459          (3,977)          13,161          (9,775)

Provision for income taxes                         6               5                8              15
                                        ------------    ------------     ------------    ------------

          Net income (loss)             $      8,453    $     (3,982)    $     13,153    $     (9,790)
                                        ============    ============     ============    ============

Common Share Data:
Basic earnings (loss) per share         $        .26    $       (.12)    $        .41    $       (.30)
                                        ============    ============     ============    ============

Diluted earnings (loss) per share       $        .25    $       (.12)    $        .39    $       (.30)
                                        ============    ============     ============    ============

Weighted average number of shares of
common stock outstanding                  32,399,060      32,323,112       32,399,060      32,323,112

          See accompanying notes to consolidated financial statements.

                        ENTEX INFORMATION SERVICES, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                        Unaudited
                                                                     Six Months Ended
                                                                 -------------------------
                                                                 December 28,  December 29,
                                                                     1997         1996
                                                                  ---------     ---------
Net cash provided by (used in) operating activities               $  58,816     $ (60,389)

Cash flows from investing activities:
    Capital expenditures                                             (7,021)      (13,535)
    Cash paid for acquisitions                                           --        (5,779)
    Other                                                                --        (1,179)
                                                                  ---------     ---------
             Net cash used in investing activities                   (7,021)      (20,493)

Cash flows from financing activities:
    Proceeds from borrowings                                         70,979        75,000
    Change in cash overdraft                                         15,399         8,781
    Proceeds from sale of common stock, net                              --          (122)
    Repayments on borrowings                                       (139,294)       (3,103)
                                                                  ---------     ---------
           Net cash (used in) provided by financing activities      (52,916)       80,556

Decrease in cash                                                     (1,121)         (326)

Cash at beginning of period                                          15,838        12,603
                                                                  ---------     ---------
Cash at end of period                                             $  14,717     $  12,277
                                                                  =========     =========

Supplemental disclosure of cash flow information:

   Interest paid                                                  $  19,574     $  15,159
                                                                  =========     =========

   Tax refund                                                     $    (632)    $  (6,447)
                                                                  =========     =========

          See accompanying notes to consolidated financial statements.

                        ENTEX INFORMATION SERVICES, INC.
                   Notes to Consolidated Financial Statements


1.       DESCRIPTION OF THE BUSINESS

         ENTEX is a leading provider of personal computer ("PC") solutions to meet the distributed information technology systems and end-user support requirements of Fortune 1000 companies and other large enterprises. The Company's total PC management capabilities include acquisition and procurement services and network, and professional and other outsourcing service support for the PC-based network environment.

2.       CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and six months ended December 28, 1997 are not necessarily indicative of the results for the entire fiscal year ended June 28, 1998. These unaudited financial statements should be read in conjunction with the financial statements included in the Company's registration statement on Form 10 for the fiscal year ended June 29, 1997.

3.       INVENTORIES

         Inventories consist of the following:

                                                          Unaudited
                                                         December 28,   June 29,
                                                            1997          1997
                                                         ----------     --------
         Finished goods held for resale                    $163,734     $175,300
         Spare parts                                          9,682        8,657
                                                           --------     --------
                                                           $173,416     $183,957
                                                           ========     ========

4.       COMMON STOCK SPLIT

         As of November 25, 1997, the Board of Directors approved an increase in the number of authorized common shares from 10,000,000 to 100,000,000. In addition, the Board of Directors authorized a stock split in the form of a four-for-one stock dividend to holders of record as of November 25, 1997, whereby each such share will be equal to five shares of Common Stock. All references in the consolidated financial statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the four-for-one stock split.

5.       NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. The new standard simplifies the computation of earnings per share (EPS), and requires the presentation of two new amounts, basic and diluted earnings per share. During 1998, the Company adopted SFAS 128 and restated its computation of EPS for prior periods.

         In addition, in June 1997, the FASB issued SFAS No. 130. "Reporting Comprehensive Income". This statement is effective for periods beginning after December 15, 1997 with early adoption permitted. The Company is evaluating the effect this statement will have on its financial reporting and disclosures; however, the statement will have no effect on the Company's results of operations, financial position, capital resources, and liquidity.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131, which is effective for fiscal periods beginning after December 15, 1997, revises information regarding the reporting of certain operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is evaluating the effect this statement will have and does not expect such adoption to have a material effect on the financial statements.

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

OVERVIEW

ENTEX is a leading provider of personal computer ("PC") solutions to meet the distributed information technology systems and end-user support requirements of Fortune 1000 companies and other large enterprises. The Company's total PC management capabilities include acquisition and procurement services and network and professional and other outsourcing service support for the PC-based network environment.

During fiscal 1996 and 1997, the Company completed several acquisitions to meet customer demand for expanded service offerings including (i) Random Access, Inc. ("Random Access"), a provider of information technology solutions through the sale of microcomputers and technical services to corporate and institutional clients in the western United States, and (ii) FCP Technologies, Inc. ("FCP"), a systems integrator based in Maryland, specializing in network integration, migration and consulting services. Each acquisition was accounted for as a purchase and the results of each have been included in the consolidated financial statements since the date of each acquisition.

The Company has two principal sources of revenue: product revenues and service revenues. Product revenues include acquisition and procurement of personal computer and network products, software and peripherals. Service revenues include network services, professional services, outsourcing services, PC and network operation support services, on-site and centrally located help desk services, as well as asset management services. While product revenues have historically accounted for more than 80% of net revenues, service revenues have grown in absolute dollar terms and as a percentage of net revenues in each fiscal year since the Company's inception.

                        ENTEX INFORMATION SERVICES, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                  (Dollars in thousands except per share data)

RESULTS OF OPERATIONS

The following table sets forth, for the unaudited periods indicated, the Company's total net revenues, cost of revenues, gross margin, selling, general and administrative expenses, income from operations, interest expense, income
(loss) before income tax, provision for income taxes and net income (loss).

                                                       Three Months Ended                Six Months Ended
                                                 December 28,     December 29,     December 28,     December 29,
                                                     1997             1996             1997             1996
                                                 ------------     ------------     ------------     ------------
STATEMENT OF OPERATIONS DATA
Net revenues:
     Product revenues                            $    543,758     $    552,609     $  1,044,696     $  1,078,571
     Service revenues                                 110,622           84,770          216,523          156,444
                                                 ------------     ------------     ------------     ------------
           Total net revenues                         654,380          637,379        1,261,219        1,235,015

Cost of revenues:
     Cost of products sold                            486,318          501,181          937,099          983,897
     Cost of services provided                         86,953           63,510          166,825          117,549
                                                 ------------     ------------     ------------     ------------
                Total cost of revenues                573,271          564,691        1,103,924        1,101,446

     Product gross margin                              57,440           51,428          107,597           94,674
     Service gross margin                              23,669           21,260           49,698           38,895
                                                 ------------     ------------     ------------     ------------
                Total gross margin                     81,109           72,688          157,295          133,569

Selling, general and administrative expenses           63,323           66,907          125,138          125,454
                                                 ------------     ------------     ------------     ------------
Income from operations                                 17,786            5,781           32,157            8,115
Interest expense, net                                   9,327            9,758           18,996           17,890
                                                 ------------     ------------     ------------     ------------
Income (loss) before income taxes                       8,459           (3,977)          13,161           (9,775)
Provision for income taxes                                  6                5                8               15
                                                 ------------     ------------     ------------     ------------
Net income (loss)                                $      8,453     $     (3,982)    $     13,153     $     (9,790)
                                                 ------------     ------------     ------------     ------------
Basic earnings (loss) per share                  $        .26     $       (.12)    $        .41     $       (.30)
                                                 ============     ============     ============     ============
Diluted earnings (loss) per share                $        .25     $       (.12)    $        .39     $       (.30)
                                                 ============     ============     ============     ============
Weighted average number of shares of common
stock outstanding                                  32,399,060       32,323,112       32,399,060       32,323,112

                        ENTEX INFORMATION SERVICES, INC.
     Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations
                             (Dollars in thousands)

The following table sets forth the percentage of total net revenues represented by the items in the Company's statements of operations for the periods indicated:

                                             Three Months Ended            Six Months Ended
                                        December 28,    December 29,   December 28,   December 29,
                                            1997           1996           1997           1996
                                            -----          -----          -----          -----
    STATEMENT OF OPERATIONS DATA

Net revenues:
     Product revenues                        83.1%          86.7%          82.8%          87.3%
     Service revenues                        16.9           13.3           17.2           12.7
                                            -----          -----          -----          -----
           Total net revenues               100.0          100.0          100.0          100.0

Cost of revenues                             87.6           88.6           87.5           89.2
                                            -----          -----          -----          -----

Gross margin (1)                             12.4           11.4           12.5           10.8

Selling, general and administrative
expenses                                      9.7           10.5           10.0           10.1
                                            -----          -----          -----          -----

Income from operations                        2.7             .9            2.5             .7

Interest expense, net                         1.4            1.5            1.5            1.5
                                            -----          -----          -----          -----

Income (loss) before income taxes             1.3            (.6)           1.0            (.8)

Provision (benefit) for income taxes           --             --             --             --
                                            -----          -----          -----          -----
Net income (loss)                             1.3%           (.6)%          1.0%           (.8)%
                                            =====          =====          =====          =====



(1) Product gross margin as a percentage of product revenues and service gross margin as a percentage of service revenues for each period was as follows:

                                              Three Months Ended                           Six Months Ended
                                            Dec. 28,          Dec. 29,                  Dec. 28,           Dec. 29,
                                              1997              1996                      1997               1996
                                              ----              ----                      ----               ----

Product gross margin                         10.6%               9.3%                     10.3%               8.8%
Service gross margin                         21.4               25.1                      23.0               24.9

                        ENTEX INFORMATION SERVICES, INC.
     Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations
                             (Dollars in thousands)

THREE MONTHS ENDED DECEMBER 28, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 29, 1996

The Company's net income improved in the three months ended December 28, 1997 to $8.5 million compared to a net loss of $4.0 million in the three months ended December 29, 1996. The improvement was a result of an increase in product gross margins attributable to enhanced controls over vendor programs, a higher percentage of services in the revenue base, and containment of overhead spending.

         Product revenues: Product revenues were $543.8 million for the three months ended December 28, 1997 as compared to $552.6 million for the three months ended December 29, 1996, a decrease of $8.8 million or 1.6%. While the Company experienced overall unit growth in sales of desktops, laptops and server units during the quarter ended December 28, 1997, the revenue decline reflects the price reductions in average sales price driven by lower manufacturer prices and intense competition.

         Service revenues: Service revenues were $110.6 million for the three months ended December 28, 1997 as compared to $84.8 million for the three months ended December 29, 1996, an increase of $25.8 million or 30.5%. Service revenues as a percentage of total net revenues increased to 16.9% for the quarter ended December 28, 1997 as compared to 13.3% in the quarter ended December 29, 1996. These increases reflect increase in demand from existing customers and the addition of new large accounts. The Company is focused on continuing to increase service revenues as a percentage of total net revenues.*

         Gross margins: Total gross margins increased to 12.4% for the three months ended December 28, 1997 as compared to 11.4% for the three months ended December 29, 1996. Product gross margin as a percentage of product revenues increased to 10.6% or $57.4 million for the three months ended December 28, 1997 as compared to 9.3% or $51.4 million for the three months ended December 29, 1996. These increases reflect the Company's efforts to improve product margins through improved controls over price protection arrangements and vendor allowances as well as the Company's involvement in certain manufacturers' programs designed to increase sales of specific products. Future product margins may be adversely influenced by manufacturers' pricing strategies and increased competition. Service gross margins increased $2.4 million or 11.3% to $23.7 million reflecting the higher growth in service revenue. However, the service gross margin percentage declined to 21.4% for the three months ended December 28, 1997 as compared to 25.1% for the three months ended December 29, 1996 reflecting greater investments in national accounts and billing/utilization inefficiencies in certain market areas.

         Selling, general and administrative expenses: Selling, general and administrative expenses were $63.3 million for the three months ended December 28, 1997 as compared to $66.9 million for the quarter ended December 29, 1996, a decrease of $3.6 million or 5.4%. The decrease resulted from the implementation of cost control programs.

         Income from operations: Income from operations was $17.8 million for the three months ended December 28, 1997 as compared to $5.8 million in the quarter ended December 29, 1996, an increase of $12 million. The increase reflects significant improvements in product gross margins, shift in revenue mix towards higher margin services, as well as successful overhead cost containment.

         Interest expense, net: Net interest expense decreased to $9.3 million for the three months ended December 28, 1997 as compared to $9.8 million for the three months ended December 29, 1996, a decrease of $431 thousand or 4.4%. The decrease was driven principally by paydown of the loans under the IBMCC financing agreement.

--------------------------------------------------------------------------------

*This statement is forward-looking reflecting current expectations. There can be no assurances that the Company's actual performance will meet the Company's current expectations. The reader is cautioned that other sections and sentences not so identified may also contain forward-looking information. Reference is made to the Company's registration statement on Form 10 for a further discussion of these risks.

                        ENTEX INFORMATION SERVICES, INC.
     Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations
                             (Dollars in thousands)

         Provision for income taxes: The Company utilized net operating loss carryforwards to offset federal income tax requirements for the three months ended December 28, 1997. Although the Company recognized net income for the three months ended December 28, 1997, based on the history of negative pretax earnings, the Company has determined that it would be prudent to maintain the valuation reserve against the deferred tax asset until it can sustain several quarters of profitable operations. While the Company considered the improved operations over the course of fiscal year 1997, the Company did not believe that three quarters of profitable operations following two years of fairly unprofitable operations was sufficient to conclude that it was more likely than not that the deferred tax asset would be realized. The Company will reevaluate the foregoing premise in connection with future periods.

         Net income: As a result of the factors mentioned above, net income for the three months ended December 28, 1997 was $8.5 million as compared to a net loss of $4.0 million for the three months ended December 29, 1996.

SIX MONTHS ENDED DECEMBER 28, 1997 COMPARED TO SIX MONTHS ENDED
DECEMBER 29, 1996

The Company's net income improved in the six months ended December 28, 1997 to $13.2 million compared to a net loss of $9.8 million in the six months ended December 29, 1996. The improvement was a result of an increase in product gross margins attributable to enhanced controls over vendor programs and a higher percentage of services in the revenue base.

         Product revenues: Product revenues were $1.045 billion for the six months ended December 28, 1997 as compared to $1.079 billion for the six months ended December 29, 1996, a decrease of $33.9 million or 3.1%. While the Company experienced overall unit growth in sales of desktops, laptops and server units during the six months ended December 28, 1997, the revenue decline reflects the price reductions in average sales price driven by lower manufacturer prices and intense competition.

         Service revenues: Service revenues were $216.5 million for the six months ended December 28, 1997 as compared to $156.4 million for the six months ended December 29, 1996, an increase of $60.1 million or 38.4%. Service revenues as a percentage of total net revenues increased to 17.2% for the six months ended December 28, 1997 as compared to 12.7% in the six months ended December 29, 1996. These increases reflect increase in demand from existing customers and the addition of new large accounts. The Company is focused on continuing to increase service revenue as a percentage of total net revenues.*

         Gross margins: Total gross margins increased to 12.5% for the six months ended December 28, 1997 as compared to 10.8% for the six months ended December 29, 1996. Product gross margin as a percentage of product revenues increased to 10.3% or $107.6 million for the six months ended December 28, 1997 as compared to 8.8% or $94.7 million for the six months ended December 29, 1996. These increases reflect the Company's efforts to improve product margins through improved controls over price protection arrangements and vendor allowances and to a lesser extent, the Company's involvement in certain manufacturers' programs designed to increase sales of specific products. Future product margins may be adversely influenced by manufacturers' pricing strategies and increased competition. Service margin percentage declined slightly from 24.9% to 23.0% reflecting the investment in national accounts and the billing/utilization inefficiencies in certain markets.

         Selling, general and administrative expenses: Selling, general and administrative expenses were essentially flat, $125.1 million for the six months ended December 28, 1997 as compared to $125.5 million for the six months ended December 29, 1996. This reflects the Company's increased focus on containing the overhead costs.

--------------------------------------------------------------------------------

*This statement is forward-looking reflecting current expectations. There can be no assurances that the Company's actual performance will meet the Company's current expectations. The reader is cautioned that other sections and sentences not so identified may also contain forward-looking information. Reference is made to the Company's registration statement on Form 10 for a further discussion of these risks.

                        ENTEX INFORMATION SERVICES, INC.
     Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations
                             (Dollars in thousands)

         Income from operations: Income from operations was $32.2 million for the six months ended December 28, 1997 as compared to $8.1 million in the six months ended December 29, 1996, an increase of $24.1 million. The increase reflects higher mix of service revenue and significant improvements in gross margins, while containing selling, general and administrative expenses to support the business expansion.

         Interest expense, net: Net interest expense increased to $19.0 million for the six months ended December 28, 1997 as compared to $17.9 million for the six months ended December 29, 1996, an increase of $1.1 million or 6.2%. The increase was driven by higher working capital needs.

         Provision for income taxes: The Company utilized net operating loss carryforwards to offset federal income tax requirements for the six months ended December 28, 1997. Although the Company recognized net income for the six months ended December 28, 1997, based on the history of negative pretax earnings, the Company has determined that it would be prudent to maintain the valuation reserve against the deferred tax asset until it can sustain several quarters of profitable operations. While the Company considered the improved operations over the course of fiscal year 1997, the Company did not believe that three quarters of profitable operations following two years of fairly unprofitable operations was sufficient to conclude that it was more likely than not that the deferred tax asset would be realized. The Company will reevaluate the foregoing premise in connection with future periods.

         Net income: As a result of the factors mentioned above, net income for the six months ended December 28, 1997 was $13.2 million as compared to a net loss of $9.8 million for the six months ended December 29, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations with borrowings under various credit lines. Cash provided by operating activities was $58.8 million for the six months ended December 28, 1997.

The cash provided by operations during the six months ended December 28, 1997 resulted primarily from net income of $13.2 million, depreciation and other non-cash charges to income of $9.1 million and from changes in working capital.

Cash used in investing activities was $7.0 million during the six months ended December 28, 1997 and was used primarily for capital expenditures.

Cash used in financing activities was $52.9 million during the six months ended December 28, 1997. The fluctuations in cash from financing activities during this period related to paydown of borrowings.

As of December 28, 1997, the Company's primary source of liquidity consisted of various financing provided under the Fourth Amended and Restated Agreement for Wholesale Financing as amended ("IBMCC Financing Agreement") with IBM Credit Corporation ("IBMCC") and an inventory financing facility with FINOVA Capital Corporation ("FINOVA"). The IBMCC Financing Agreement provides for borrowings under a working capital line of credit of up to $525 million (the "IBMCC Working Capital Line of Credit"). At December 28, 1997, the amount outstanding under the IBMCC Working Capital Line of Credit was $411.4 million of which $301.6 million was interest bearing. The amount of available borrowings under the IBMCC Financing Agreement may be increased for higher seasonal purchasing requirements, and may be reduced or terminated by IBMCC upon 60 days written notice. Amounts outstanding under the IBMCC Working Capital Line of Credit bear interest at the prime rate plus .50% (9.0% at December 28, 1997). Borrowings under the IBMCC Financing Agreement are secured by the Company's assets, including certain accounts receivable, certain inventories and other assets. The agreement is subject to annual renewal and expires September 15, 1998.

--------------------------------------------------------------------------------

*This statement is forward-looking reflecting current expectations. There can be no assurances that the Company's actual performance will meet the Company's current expectations. The reader is cautioned that other sections and sentences not so identified may also contain forward-looking information. Reference is made to the Company's registration statement on Form 10 for a further discussion of these risks.

                        ENTEX INFORMATION SERVICES, INC.
     Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations
                             (Dollars in thousands)

In connection with the Company's acquisition of Random Access in September 1995, the IBMCC Financing Agreement was amended to provide for a term loan in the original principal amount of $20 million (the IBMCC Long-Term Loan"). The IBMCC Long-Term Loan is required to remain outstanding unless there are no outstanding interest bearing advances under the IBMCC Financing Agreement. The IBMCC Financing Agreement was further amended in December 1996 and July 1997 to provide a short term loan in the original principal amount of $55 million (the "Short Term Loan") and a special working capital advance in the original principal amount of $20 million (the "Special Working Capital Advance"). On November 28, 1997, the Short-Term Loan was repaid in full. Amounts outstanding under the IBMCC Long-Term Loan and the Special Working Capital Advance bear interest at the prime rate plus 2.50% (11.0% at December 28, 1997). At December 28, 1997, $17.3 million of principal was outstanding under the Long-Term Loan and $14.0 million of principal was outstanding under the Special Working Capital Advance.

As of December 28, 1997, the Company had $110 million available for borrowing under its inventory line of credit with FINOVA. The line of credit is secured by the Company's inventory financed by FINOVA. At December 28, 1997, the principal amount outstanding under this line of credit was $85.7 million. Under terms of the agreement with FINOVA, the Company paid no interest on this borrowing.

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

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is complex since virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by December 31, 1999, allowing adequate time for testing.* Given the information known at this time about the Company's systems, coupled with the Company's ongoing efforts to upgrade or replace business critical systems as necessary, it is currently not anticipated that these year 2000 costs will have a material adverse effect on the Company's business, operating results and financial condition. However, the Company is still analyzing its computer systems and, to the extent they are not fully year 2000 compliant, there can be no assurance that the costs necessary to update software or potential systems interruptions would not have a material adverse effect on the Company's business, operating results and financial condition.

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

--------------------------------------------------------------------------------

*This statement is forward-looking reflecting current expectations. There can be no assurances that the Company's actual performance will meet the Company's current expectations. The reader is cautioned that other sections and sentences not so identified may also contain forward-looking information. Reference is made to the Company's registration statement on Form 10 for a further discussion of these risks.

               ENTEX INFORMATION SERVICES, INC.


                  PART II - OTHER INFORMATION

         ITEM 1.  Legal Proceedings

                           - NONE

         ITEM 2. Changes in Securities

                           - Issued 10,350 shares of Common Stock to Directors

         ITEM 3.  Default Upon Senior Securities

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

         ITEM 6.  Exhibits and Reports on Form 8-K

                            Exhibits

                        11.1     Statement of computation of earnings per share.
                        27.1     Financial Data Schedule.


                  (a) Incorporated by reference from the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 3, 1997 and amended on January 29, 1998.

                  (b)      Reports on Form 8-K - NONE

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                               ENTEX Information Services, Inc.
         February 11, 1998
                                               /s/ Kenneth A. Ghazey
                                               ----------------------------
                                               Kenneth A. Ghazey
                                               Executive Vice President
                                               and Chief Financial Officer