Form 10-Q
period 1998-03-29
ENTEX INFORMATION SERVICES INC
filed 1998-05-13
CIK 1021086

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   (MARK ONE)
             ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998

                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM______________ TO ________________

                       COMMISSION FILE NUMBER : 000-23457


                        ENTEX INFORMATION SERVICES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                      DELAWARE                      93 -133715291
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

                                YES ( ) NO ( X )

         THE NUMBER OF OUTSTANDING SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.0001 PER SHARE, WAS 32,404,610 ON MARCH 29, 1998.

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 13, 1998
    -------------------------------------------------------------------------

               ENTEX INFORMATION SERVICES, INC.

                             INDEX

                                                                    PAGE NUMBERS
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS AS OF
          MARCH 29, 1998 AND JUNE 29, 1997                               2

          CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED MARCH 29, 1998
          AND MARCH 30, 1997                                             3

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
          THE NINE MONTHS ENDED MARCH 29, 1998
          AND MARCH 30, 1997                                             4

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                            6 - 11



PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                              12

ITEM 2.   CHANGES IN SECURITIES                                          12

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            12

ITEM 5.   OTHER INFORMATION                                              12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               12


          SIGNATURES                                                     13

                        ENTEX INFORMATION SERVICES, INC.
                         PART I - FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                                              Unaudited
                                                                               March 29,      June 29,
                                                                                1998            1997
                                                                              ---------       ---------
Assets
Current assets:
   Cash ...................................................................   $   9,231       $  15,838
   Trade receivables (net of allowance for doubtful accounts
      of $4,771 and $4,746, respectively) .................................     346,841         334,196
   Vendor receivables (net of allowance of $1,933 and $2,000, respectively)      43,020          37,789
   Inventories ............................................................     168,084         183,957
   Other current assets ...................................................       8,262           9,228
                                                                              ---------       ---------
          Total current assets ............................................     575,438         581,008

Property, plant and equipment, net ........................................      53,670          55,049
Goodwill, net .............................................................      42,976          45,887
Other assets, net .........................................................       1,305           1,646
                                                                              ---------       ---------

   Total assets ...........................................................   $ 673,389       $ 683,590
                                                                              =========       =========

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Accounts payable .......................................................   $ 293,708       $ 269,962
   Accrued liabilities ....................................................      69,569          53,598
   Notes payable and current installments of long-term debt ...............     274,786         348,276
                                                                              ---------       ---------
          Total current liabilities .......................................     638,063         671,836

Long-term debt ............................................................      53,688          48,215
Other long-term liabilities ...............................................         950           1,271
                                                                              ---------       ---------
          Total long-term liabilities .....................................      54,638          49,486

   Total liabilities ......................................................     692,701         721,322
                                                                              ---------       ---------

Stockholders' equity (deficit):
Preferred stock, 2 million shares authorized;
    no shares  issued or outstanding ......................................        --              --
Common stock, $.0001 par value; 100 million shares
    authorized, 32,404,610 and 32,357,840 shares issued and
    outstanding, respectively .............................................           3               3
Additional paid-in capital ................................................      19,426          19,003
Retained earnings (deficit) ...............................................     (38,688)        (56,707)
Treasury stock, shares at cost ............................................          (2)             (2)
Cumulative translation adjustments ........................................         (51)            (29)
                                                                              ---------       ---------
   Total stockholders' equity (deficit) ...................................     (19,312)        (37,732)
                                                                              ---------       ---------
                                                                              $ 673,389       $ 683,590
                                                                              =========       =========


             See accompanying notes to consolidated financial statements

                        ENTEX INFORMATION SERVICES, INC.
                     Consolidated Statements of Operations
                  (Dollars in thousands except per share data)


                                                  Unaudited                             Unaudited
                                             Three Months Ended                     Nine Months Ended
                                       -------------------------------       -------------------------------
                                         March 29,          March 30,          March 29,          March 30,
                                           1998               1997               1998               1997
                                       ------------       ------------       ------------       ------------
Net revenues:
   Product revenues                    $   479,267        $    506,370       $  1,523,963       $  1,584,941
   Service revenues                        114,567              92,824            331,090            249,268
                                       ------------       ------------       ------------       ------------
          Total net revenues               593,834             599,194          1,855,053          1,834,209

Cost of revenues:
   Cost of products sold                   428,968             456,088          1,366,067          1,439,985
   Cost of services provided                87,299              71,161            254,124            188,710
                                       ------------       ------------       ------------       ------------
          Cost of revenues                 516,267             527,249          1,620,191          1,628,695


Product gross margin                        50,299              50,282            157,896            144,956
Services gross margin                       27,268              21,663             76,966             60,558
                                        -----------       ------------       ------------       ------------
          Total gross margin                77,567              71,945            234,862            205,514

Selling, general and
          Administrative expenses           63,995              61,811            189,133            187,265
                                       ------------       ------------       ------------       ------------

          Income from operations            13,572              10,134             45,729             18,249

Interest expense, net                        8,702               9,418             27,698             27,308
                                       ------------       ------------       ------------       ------------

          Income (loss) before
               Income taxes                  4,870                 716             18,031             (9,059)

Provision for income taxes                       4                   9                 12                 24
                                       ------------       ------------       ------------       ------------

          Net income (loss)            $     4,866        $        707       $     18,019       $     (9,083)
                                       ============       ============       ============       ============

Common Share Data:
Basic earnings (loss) per share        $       .15        $        .02       $        .56       $       (.28)
                                       ============       ============       ============       ============

Diluted earnings (loss) per share      $       .14        $        .02       $        .53       $       (.28)
                                       ============       ============       ============       ============

Basic weighted average number of
shares of common stock outstanding      32,362,643          32,312,020         32,341,754         32,312,020

Common equivalent shares from stock
options and warrants using the
treasury stock method                    1,352,131             560,354          1,326,430             --
                                       ------------       ------------       ------------       ------------

Diluted weighted average number of
shares of common stock outstanding      33,714,774          32,872,374         33,668,184         32,312,020
                                       ============       ============       ============       ============





          See accompanying notes to consolidated financial statements

                        ENTEX INFORMATION SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                     Unaudited
                                                                                 Nine Months Ended
                                                                             March 29,       March 30,
                                                                               1998            1997
                                                                             --------        --------
Net cash provided by (used in) operating activities                         $  75,124       $ (28,137)

Cash flows from investing activities:
    Capital expenditures                                                      (12,249)        (18,629)
    Cash paid for acquisitions                                                     --          (6,478)
    Other                                                                          --          (1,179)
                                                                             --------        --------
             Net cash used in investing activities                            (12,249)        (26,286)

Cash flows from financing activities:
    Proceeds from borrowings                                                   80,658          75,000
    Change in cash overdraft                                                    7,927          (9,861)
    Proceeds from sale of common stock, net                                       291            (120)
    Repayments on borrowings                                                 (158,358)        (13,469)
                                                                             --------        --------
           Net cash (used in) provided by financing activities                (69,482)         51,550

Decrease in cash                                                               (6,607)         (2,873)

Cash at beginning of period                                                    15,838          12,603
                                                                             --------        --------
Cash at end of period                                                       $   9,231       $   9,730
                                                                             ========        ========

Supplemental disclosure of cash flow information:

   Interest paid                                                            $  27,387       $  25,529
                                                                             ========        ========

   Tax refund                                                               $    (372)      $ (12,188)
                                                                             ========        ========


           See accompanying notes to consolidated financial statements

                        ENTEX INFORMATION SERVICES, INC.
                   Notes to Consolidated Financial Statements

1.   DESCRIPTION  OF THE  BUSINESS

     ENTEX is a leading provider of personal computer ("PC") solutions to meet the distributed information technology systems and end-user support requirements of Fortune 1000 companies and other large enterprises. The Company's total PC management capabilities include acquisition and procurement services and network, professional and other outsourcing service support for the PC- based network environment.

2.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and nine months ended March 29, 1998 are not necessarily indicative of the results for the entire fiscal year ended June 28, 1998. These unaudited financial statements should be read in conjunction with the financial statements included in the Company's registration statement on Form 10 for the fiscal year ended June 29, 1997.

3.   INVENTORIES

     Inventories consist of the following:
                                                      Unaudited
                                                       March 29,        June 29,
                                                         1998             1997
                                                      ---------        ---------
     Finished goods held for resale                    $158,543         $175,300
     Spare parts                                          9,541            8,657
                                                      ---------        ---------
                                                       $168,084         $183,957
                                                      =========        =========
4.   COMMON STOCK SPLIT

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

5.   NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. The new standard simplifies the computation of earnings per share (EPS), and requires the presentation of two new amounts, basic and diluted earnings per share. During 1998, the Company adopted SFAS 128 and restated its computation of EPS for the prior period.

     In addition, in June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement is effective for periods beginning after December 15, 1997 with early adoption permitted. The Company is evaluating the effect this statement will have on its financial reporting and disclosures.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131, which is effective for fiscal periods beginning after December 15, 1997, revises information regarding the reporting of certain operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is evaluating the effect this statement will have on its disclosures of segment and related information.

                        ENTEX INFORMATION SERVICES, INC.
 Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                             (Dollars in thousands)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Report on Form 10-Q includes forward looking statements. Since this information is based on current expectations which involve risks and uncertainties, actual results could differ materially from those expressed in the forward looking statements. Reference is made to the Company's registration statement on Form 10 for a further discussion of certain risk factors.


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

The Company has two principal sources of revenue: product revenues and service revenues. Product revenues include acquisition and procurement of personal computer and network products, software and peripherals. Service revenues include network services, professional services, outsourcing services, PC and network operation support services, on-site and centrally located help desk services, as well as asset management services. While product revenues have historically accounted for more than 80 % of net revenues, service revenues have grown in absolute dollar terms and as a percentage of net revenues in each fiscal year since the Company's inception.

                        ENTEX INFORMATION SERVICES, INC.
 Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                             (Dollars in thousands)

The following table sets forth the percentage of total net revenues represented by the items in the Company's statements of operations for the periods indicated:

                                                     Three Months Ended             Nine Months Ended
                                                  March 29,       March 30,      March 29,     March 30,
                                                    1998            1997           1998           1997
STATEMENT OF OPERATIONS DATA

Net revenues:
     Product revenues                               80.7%           84.5%          82.2%          86.4%
     Service revenues                               19.3            15.5           17.8           13.6
                                                 -------         -------        -------        -------
          Total net revenues                       100.0           100.0          100.0          100.0

Cost of revenues                                    86.9            88.0           87.3           88.8
                                                 -------         -------        -------        -------
Gross margin (1)                                    13.1            12.0           12.7           11.2

Selling, general and administrative
expenses                                            10.8            10.3           10.2           10.2
                                                 -------         -------        -------        -------
Income from operations                               2.3             1.7            2.5            1.0

Interest expense, net                                1.5             1.6            1.5            1.5
                                                 -------         -------        -------        -------
Income (loss) before income taxes                     .8              .1            1.0            (.5)

Provision for income taxes                            --              --             --             --
                                                 -------         -------        -------        -------
Net income (loss)                                     .8%             .1%           1.0%           (.5)%
                                                 =======         =======        =======        =======

(1) Product gross margin as a percentage of product revenues and service gross margin as a percentage of service revenues for each period was as follows:

                                                     Three Months Ended             Nine Months Ended
                                                  Mar. 29,         Mar. 30,       Mar. 29,      Mar. 30,
                                                    1998            1997           1998           1997
                                                    ----            ----           ----           ----
Product gross margin                                10.5%            9.9%          10.4%           9.1%
Service gross margin                                23.8%           23.3%          23.2%          24.3%



                        ENTEX INFORMATION SERVICES, INC.
 Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                             (Dollars in thousands)

Three Months Ended March 29, 1998 Compared to Three Months Ended March 30, 1997

The Company's net income improved in the three months ended March 29, 1998 to $4.9 million compared to $707 thousand in the three months ended March 30, 1997. The improvement was a result of an increase in service gross margins and a higher percentage of services in the revenue base.

     Product revenues: Product revenues were $479.3 million for the three months ended March 29, 1998 as compared to $506.4 million for the three months ended March 30, 1997, a decrease of $27.1 million or 5.4%. While the Company experienced overall unit growth in sales of desktops, laptops and server units during the quarter ended March 29, 1998, the revenue decline reflects the price reductions in average sales price driven by lower manufacturer prices and intense competition.

     Service revenues: Service revenues were $114.6 million for the three months ended March 29, 1998 as compared to $92.8 million for the three months ended March 30, 1997, an increase of $21.8 million or 23.4%. Service revenues as a percentage of total net revenues increased to 19.3% for the quarter ended March 29, 1998 as compared to 15.5% in the quarter ended March 30, 1997. These increases reflect increase in demand from existing customers and the addition of new large accounts. The Company is focused on continuing to increase service revenues.*

     Gross margins: Total gross margins increased to 13.1% for the three months ended March 29, 1998 as compared to 12.0% for the three months ended March 30, 1997. Product gross margin as a percentage of product revenues increased to 10.5% or $50.3 million for the three months ended March 29, 1998 as compared to 9.9% or $50.3 million for the three months ended March 30, 1997. These increases reflect the Company's efforts to improve product margins through improved controls over price protection arrangements and vendor allowances as well as the Company's participation in certain manufacturers' programs designed to increase sales of specific products. Future product margins may be adversely influenced by manufacturers' pricing strategies and increased competition.* Service gross margins increased $5.6 million or 25.9% to $27.3 million reflecting growth in service revenue.

     Selling, general and administrative expenses: Selling, general and administrative expenses were $64.0 million for the three months ended March 29, 1998 as compared to $61.8 million for the quarter ended March 30, 1997, an increase of $2.2 million or 3.5% reflecting the improvement in infrastructure to support the business expansion.

     Income from operations: Income from operations was $13.6 million for the three months ended March 29, 1998 as compared to $10.1 million in the quarter ended March 30, 1997, an increase of $3.5 million or 33.9%. The increase reflects significant improvements in product gross margins, shift in revenue mix towards higher margin services.

     Interest expense, net: Net interest expense decreased to $8.7 million for the three months ended March 29, 1998 as compared to $9.4 million for the three months ended March 30, 1997, a decrease of $707 thousand or 7.6%. The decrease was driven principally by paydown of loans under the IBMCC financing agreement (see "Liquidity and Capital Resources" section).

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

                        ENTEX INFORMATION SERVICES, INC.
Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                             (Dollars in thousands)

     Provisions for income taxes: The Company utilized net operating loss carryforwards to offset federal income tax requirements for the three months ended March 29, 1998. Although the Company recognized net income for the three months ended March 29, 1998, based on the history of negative pretax earnings, the Company has determined that it would be prudent to maintain the valuation reserve against the deferred tax asset until it can sustain several quarters of profitable operations. While the Company considered the improved operations over the course of fiscal year 1997, and fiscal 1998 interim periods, the Company did not believe that it had sufficient reason to conclude that it was more likely than not that the deferred tax asset would be realized. The Company will reevaluate the foregoing premise in connection with future periods.

     Net income: As a result of the factors mentioned above, net income for the three months ended March 29, 1998 was $4.9 million as compared to $707 thousand for the three months ended March 30, 1997.

Nine Months Ended March 29, 1998 Compared to Nine Months Ended March 30, 1997

The Company's net income improved in the nine months ended March 29, 1998 to $18.0 million compared to a net loss of $9.1 million in the nine months ended March 30, 1997. The improvement was a result of an increase in product gross margins attributable to enhanced controls over vendor programs and a higher percentage of services in the revenue base.

     Product revenues: Product revenues were $1.524 billion for the nine months ended March 29, 1998 as compared to $1.585 billion for the nine months ended March 30, 1997, a decrease of $61.0 million or 3.8%. While the Company experienced overall unit growth in sales of desktops, laptops and server units during the nine months ended March 29, 1998, the revenue decline reflects the price reductions in average sales price driven by lower manufacturer prices and intense competition.

     Service revenues: Service revenues were $331.1 million for the nine months ended March 29, 1998 as compared to $249.3 million for the nine months ended March 30, 1997, an increase of $81.8 million or 32.8%. Service revenues as a percentage of total net revenues increased to 17.8% for the nine months ended March 29, 1998 as compared to 13.6% in the nine months ended March 30, 1997. These increases reflect increase in demand from existing customers and the addition of new large accounts. The Company is focused on continuing to increase service revenue.*

     Gross margins: Total gross margins increased to 12.7% for the nine months ended March 29, 1998 as compared to 11.2% for the nine months ended March 30, 1997. Product gross margin as a percentage of product revenues increased to 10.4% or $157.9 million for the nine months ended March 29, 1998 as compared to 9.1% or $145.0 million for the nine months ended March 30, 1997. These increases reflect the Company's efforts to improve product margins through improved controls over price protection arrangements and vendor allowances and the Company's participation in certain manufacturers' programs designed to increase sales of specific products. Future product margins may be adversely influenced by manufacturers' pricing strategies and increased competition.* Service margin percentage declined slightly from 24.3% to 23.2% reflecting the investment in national accounts.

     Selling, general and administrative expenses: Selling, general and administrative expenses were essentially flat, $189.1 million for the nine months ended March 29, 1998 as compared to $187.3 million for the nine months ended March 30, 1997. Selling, general and administrative expenses as a percentage of total revenues remained flat at 10.2%.

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

                        ENTEX INFORMATION SERVICES, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                             (Dollars in thousands)

     Income from operations: Income from operations was $45.7 million for the nine months ended March 29, 1998 as compared to $18.2 million in the nine months ended March 30, 1997, an increase of $27.5 million. The increase reflects growth in the higher margin service business and significant improvements in product gross margins, while containing selling, general and administrative expenses to support the business expansion.

     Interest expense, net: Net interest expense increased to $27.7 million for the nine months ended March 29, 1998 as compared to $27.3 million for the nine months ended March 30, 1997, an increase of $400 thousand or 1.4%. The increase was driven by higher working capital needs.

     Provisions for income taxes: The Company utilized net operating loss carryforwards to offset federal income tax requirements for the nine months ended March 29, 1998. Although the Company recognized net income for the nine months ended March 29, 1998, based on the history of negative pretax earnings, the Company has determined that it would be prudent to maintain the valuation reserve against the deferred tax asset until it can sustain several quarters of profitable operations. While the Company considered the improved operations over the course of fiscal year 1997 and fiscal 1998 interim periods, the Company did not believe that it had sufficient reason to conclude that it was more likely than not that the deferred tax asset would be realized. The Company will reevaluate the foregoing premise in connection with future periods.

     Net income: As a result of the factors mentioned above, net income for the nine months ended March 29, 1998 was $18.0 million as compared to a net loss of $9.1 million for the nine months ended March 30, 1997.

Liquidity and Capital Resources

The Company has historically financed its operations with borrowings under various credit lines. Cash provided by operating activities was $75.1 million for the nine months ended March 29, 1998.

The cash provided by operations during the nine months ended March 29, 1998 resulted primarily from net income of $18.0 million, depreciation and other non-cash charges to income of $14.0 million and from changes in working capital needs.

Cash used in investing activities was $12.2 million during the nine months ended March 29, 1998 and was used primarily for capital expenditures.

Cash used in financing activities was $69.5 million during the nine months ended March 29, 1998.

As of March 29, 1998, the Company's primary source of liquidity consisted of various financings provided under the Fourth Amended and Restated Agreement for Wholesale Financing, as amended ("IBMCC Financing Agreement") with IBM Credit Corporation ("IBMCC") and an inventory financing facility with FINOVA Capital Corporation ("FINOVA"). The IBMCC Financing Agreement provides for borrowings under a working capital line of credit of up to $525 million (the "IBMCC Working Capital Line of Credit"). At March 29, 1998, the amount outstanding under the IBMCC Working Capital Line of Credit was $392.4 million of which $286.5 million was interest bearing. The amount of available borrowings under the IBMCC Financing Agreement may be increased for higher seasonal purchasing requirements, and may be reduced or terminated by IBMCC upon 60 days written notice. Amounts outstanding under the IBMCC Working Capital Line of Credit bear interest at the prime rate plus .50% (9.0% at March 29, 1998). Borrowings under the IBMCC Financing Agreement are secured by the Company's assets, including certain accounts receivable, certain inventories and other assets. The agreement is subject to annual renewal and expires September 15, 1998.

                        ENTEX INFORMATION SERVICES, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                             (Dollars in thousands)

In connection with the Company's acquisition of Random Access in September 1995, the IBMCC Financing Agreement was amended to provide for a term loan in the original principal amount of $20 million (the "IBMCC Long-Term Loan"). The IBMCC Financing Agreement was further amended in December 1996 and July 1997 to provide a short term loan in the original principal amount of $55 million (the "Short Term Loan") and a special working capital advance in the original principal amount of $20 million (the "Special Working Capital Advance"). On November 28, 1997, the Short-Term Loan was repaid in full. In addition, $10 million of the $20 million Special Working Capital Advance has been paid down. Amounts outstanding under the IBMCC Long-Term Loan and the Special Working Capital Advance bear interest at the prime rate plus 2.50% (11.0% at March 29, 1998). At March 29, 1998, $17.3 million of principal was outstanding under the Long-Term Loan and $10.0 million of principal was outstanding under the Special Working Capital Advance.

As of March 29, 1998, the Company had $110 million available for borrowing under its inventory line of credit with FINOVA. The line of credit is secured by the Company's inventory financed by FINOVA. At March 29, 1998, the principal amount outstanding under this line of credit was $62 million. Under terms of the agreement with FINOVA, the Company paid no interest on this borrowing.

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

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is complex since virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by December 31, 1999, allowing adequate time for testing.* In this connection, the Company will be implementing the R/3 TM Enterprise Resource Planning solution from SAP at an estimated cost of $30 million over the next 12 months. Given the information known at this time about the Company's systems, coupled with the Company's ongoing efforts to upgrade or replace business critical systems, the Company does not believe that any additional costs will have a material adverse effect on the Company's business, operating results and financial condition. However, the Company is still analyzing its remaining computer systems and, to the extent they are not fully year 2000 compliant, there can be no assurance that the costs necessary to update software or potential systems interruptions would not have a material adverse effect on the Company's business, operating results and financial condition.

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

                                    - NONE

          ITEM 3. Default Upon Senior Securities

                                    - NONE

          ITEM 4. Submission of Matters to a Vote of Security Holders

                                    - NONE

          ITEM 5. Other Information

                                    - NONE

          ITEM 6. Exhibits and Reports on Form 8-K

          Exhibits (see Schedules which appear in final document)

               10.11 1996 Non-Employee  Director Stock Plan (Amended and
                     restated as of March 31, 1998)

               27.1  Financial Data Schedule.


                 (a) Reports on Form 8-K

                                    - NONE

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


         May 13, 1998


                                          ENTEX Information Services, Inc.
                                             /s/ Kenneth A. Ghazey
                                             ----------------------
                                             Kenneth A. Ghazey
                                             Executive Vice President
                                             and Chief Financial Officer