Form 10-K
period 1998-06-28
ENTEX INFORMATION SERVICES INC
filed 1998-09-25
CIK 1021086

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-K

(Mark one)


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 28, 1998

                                       OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from      to

                        Commission file number 000-23457

                        ENTEX INFORMATION SERVICES, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                 93-133715291
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

Six International Drive, Rye Brook, New York          10573-1058
    (Address of principal executive offices)          (Zip Code)

               Registrant's telephone number, including area code:
                                 (914) 935-3600

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.0001 Par Value
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of voting and non-voting common equity of the registrant held by nonaffiliates of the registrant, as of July 29, 1998:
$73,584,372.

     Number of shares of Common Stock, $.0001 par value, outstanding as of July 29, 1998: 32,401,416 (excluding 82,500 treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None
================================================================================

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

ITEM 1.  Business.............................................................1
ITEM 2.  Properties..........................................................15
ITEM 3.  Legal Proceedings...................................................15
ITEM 4.  Submission of Matters to a Vote of Security Holders.................15

                                PART II

ITEM 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters...............................................16
ITEM 6.  Selected Financial Data.............................................16
ITEM 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operation..........................................17
ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk...........23
ITEM 8.  Financial Statements and Supplementary Data.........................23
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................25

                               PART III

ITEM 10. Directors and Executive Officers of the Registrant..................25
ITEM 11. Executive Compensation..............................................28
ITEM 12. Security Ownership of Certain Beneficial Owners and Management......32
ITEM 13. Certain Relationships and Related Transactions......................33

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....37

SIGNATURES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                     PART I

     References contained herein to Fiscal 1994, Fiscal 1995, Fiscal 1996, Fiscal 1997, Fiscal 1998 and Fiscal 1999 mean the fiscal years ended July 3, 1994, July 2, 1995, June 30, 1996, June 29, 1997, June 28, 1998 and June 27,
1999, respectively. As used herein, unless the context otherwise requires, "ENTEX" or the "Company" refers to ENTEX Information Services, Inc. and its subsidiaries. Unless another source is specifically indicated, all industry and market share data set forth herein are based upon estimates by ENTEX management. This Annual Report on Form 10-K (this "Form 10-K") contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's actual results may differ materially from the results projected in the forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Item 1. Business," including the section therein entitled "--Business Factors," and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1.        BUSINESS.

     ENTEX Information Services, Inc. is a leading provider of integrated personal computer ("PC") management solutions to meet the distributed information technology systems and end-user support requirements of Fortune 1000 companies and other large enterprises. The Company's integrated PC management solutions include PC Acquisition Services (multi-vendor product procurement customized to meet specific end-user requirements); Outsourcing Services (support services for the total PC infrastructure including network management, help desk and deskside support, and asset management); and Network, Professional and Migration Services (consulting and implementation services for network design, integration, migration and conversion). ENTEX provides a single source integrated service for its customers' PC/server platforms (system design, operations support and product procurement) which management believes can enhance the value of their information technology investment, significantly reduce their operating expenses and improve management control over their existing and future information technology systems.

     The proliferation of complex PC/server network systems and support infrastructures coupled with rapidly changing technology lifecycles has significantly increased the management requirements and cost of distributed information technology systems. As a result, many organizations are outsourcing the management and support of their PC and network infrastructure needs. The Company believes that key criteria which businesses consider when evaluating PC and network integration service providers include the provider's ability: (i) to deliver an integrated, cost-effective solution spanning the PC and network lifecycle; (ii) to supply multi-vendor PC and network products customized to specific end-user demands; and (iii) to provide consistent services on a national basis. The Company believes its size and scope of operations, its existing base of PC outsourcing contracts and its experience in managing various technology platforms enable it to offer best practice methodologies which are more effective than in-house systems which could be developed by its customers acting on their own. Management believes its integrated PC management solutions allow its customers to reallocate resources towards their core competencies and enhance competitiveness with access to leading edge technology.

     ENTEX was formed in August 1993 in a management-led buyout of the information systems business of JWP Inc. ("JWPIS"). The Company's principal stockholders are Dort A. Cameron III, Chairman of the Company's Board of Directors, and entities controlled by Mr. Cameron (the "Cameron Affiliates"). Other equity holders of the Company include certain executives and employees of the Company, IBM and Microsoft.

Business Strategy

     The Company's objective is to be the premier provider of integrated PC-management solutions to meet the distributed information technology systems and end-user support requirements of Fortune 1000 and other large enterprises. Key elements of the Company's strategy are to:

          Leverage Customer Relationships to Expand Services Provided. The Company believes that once it has begun delivering efficiency improvements and cost savings to a customer, it has the opportunity to enhance its relationship by selling additional services. The Company realizes higher profit margins by leveraging its initial marketing costs and realizing economies of scale when providing incremental services to a customer. The Company's strategy is to leverage existing customer relationships to expand the number of services it provides to each customer and to increase the number of affiliated operations of such customers to which it sells services.

          Expand Customer Base by Targeting Outsourcing and Integration Services. The Company targets the Fortune 1000 and other large enterprises with over 1,000 installed PCs to provide its outsourcing and integration services. Management believes many of these companies have limited information technology resources and legacy information technology systems and are prepared to outsource to the Company rather than perform on their own the necessary system upgrades and migrations to new information technology platforms. Historically, the Company used its product procurement relationships to initiate the marketing of outsourcing and integration services. The Company augments this strategy by capitalizing on its industry leadership in outsourcing and system migrations by initiating customer relationships with higher margin service offerings and following with product procurement.

          Focus Marketing on System Migrations. The Microsoft Windows NT(TM), Intel Pentium(TM) processor based operating platform is rapidly becoming the preferred technology system standard for larger enterprises. The Company's strategy is to leverage its experience, reputation and capabilities in outsourcing and product procurement and its relationships with major corporations to market the design and implementation of system migrations for PCs and servers. In addition, the Company believes its migration projects provide opportunities to market outsourcing services to support these new systems, as well as procurement of equipment that is typically installed in migration projects.

          Maintain Technological Leadership by Leveraging Strategic Alliances with Vendors. The Company's position as a leading PC systems integrator enables it to establish and maintain strategic relationships with leading original equipment manufacturers ("OEMs") and suppliers. Such alliances provide the Company's technical staff access to the latest product and technology developments before commercial release, allow the Company's sales and service personnel to regularly attend manufacturers' on-site presentations and training and enable the Company to provide its customers with cost-effective purchasing and financing alternatives. The Company's strategy is to continue building technological leadership through strong vendor relationships which enhance the Company's ability to implement and/or support the latest technologies for its customers.

          Increase Build-to-Order Assembly and Enhance Inventory Management. The Company has been shifting the focus of its product distribution strategy from product resale to providing value-added services including configuration and build-to-order assembly. These value-added services enhance its vendor and customer relationships, accelerate inventory turns and modify the inventory mix from finished goods to more cost-effective component parts. The Company's strategy is to continue reducing its inventory investment while improving product availability and delivery schedules by increasing build-to-order assembly services for several of the leading computing equipment OEMs.

          Reduce Costs and Enhance Customer Service Through Centralization. The Company invests in its infrastructure, both in terms of personnel and systems, to increase its operating efficiency while providing high levels of customer service at lower cost for its customers. PC acquisition, distribution and configuration services are provided from a national integration and distribution center, and network integration and support services are provided from a national service center. Both national centers are located near Cincinnati, Ohio. The Company believes its integration and distribution center provides high-quality, build-to-order assembly and configuration services with a customer reported error free rate of 99.7%. The

     Company's strategy is to continue investing in its centralized services to gain economies of scale in operations and enhance quality control and customer service.

Competition

     The computer product and services industry is intensely competitive and management believes competition will intensify in the future. As an independent PC systems integrator, ENTEX competes with companies which can provide a combination of product procurement and services such as PC systems integrators and high-end systems integrators, as well as companies who provide either products or services such as PC resellers and distributors, specialty service providers and direct marketers. The Company believes that the key criteria which businesses consider when evaluating PC network integration service providers include the provider's ability: (i) to deliver one integrated solution spanning the PC network lifecycle; (ii) to supply multi-vendor network products customized to specific end-user demands; and (iii) to provide services on a national and international basis.

     PC systems integrators include CompuCom, Digital Equipment Corporation ("DEC"), GE Capital Information Technology Solutions, Inacom, Vanstar and Wang. High-end systems integrators have traditionally been mainframe-oriented service providers who in response to the proliferation of PC/server systems began offering service and support for PC based, distributed computing environments. High-end systems integrators include Andersen Consulting, Computer Sciences Corporation, IBM Global Services and SHL Systemhouse, a division of MCI Communications. PC distributors and resellers, including Inacom, MicroAge and Tech Data, have continued to increase their level of services and to provide more comprehensive desktop support. Specialty service providers are firms who have focused their business exclusively on providing PC and network related services and include DecisionOne and Technology Service Solutions. Direct marketers include Dell, Gateway, Micron and Unisys. In addition to these large national companies, ENTEX also competes against numerous regional and local companies, many of which have long-standing customer relationships. The principal competitive factors in the Company's industry include the breadth and quality of product and service offerings, product availability, pricing, and expertise and size of technical workforce. The Company believes that it competes favorably with respect to each of these factors.

     Some of the Company's competitors have greater financial, technical and marketing resources. As a result, such companies may be able to respond more quickly to new or emerging technologies and changes in customer needs or devote more resources to the development, promotion and sales of their services than the Company. In addition, competition could result in price decreases and depress gross profit margins in the industry. Further declines in the Company's gross margins may exacerbate the impact of fluctuating net revenues and operating costs on the Company's operating results and have a material adverse effect on the Company's business, operating results and financial condition.

Products and Services

     ENTEX offers its customers a single source for integrated PC management solutions which encompass the design, configuration, integration and on-going management of an enterprise's distributed computing systems. ENTEX delivers total technology management solutions to its customers at the desktop, network and enterprise level. These services encompass three primary areas of expertise:
PC Acquisition Services; Outsourcing Services; and Network Professional and Migration Services.

     PC Acquisition Services. The Company sells and distributes a full range of multiple vendor personal computer and network products, software and peripherals, providing its customers with a single source for all their product needs. To ensure product availability, the Company maintains a large inventory at its ISO 9001 certified Integration Center located in Erlanger, Kentucky, which is adjacent to the Greater Cincinnati Metropolitan International Airport.

     Customers use the Company for product procurement because ENTEX provides high product availability, rapid system configuration, and accurate and reliable product shipment. The Company's customers improve their purchasing decisions by leveraging the Company's extensive experience in evaluating products for performance, reliability, ease of use and compatibility with other hardware and software products. Customers also benefit from the Company's logistics management services, which involve the coordination of product delivery, receipt and installation. ENTEX provides the customer with extensive support ranging from product information to delivery estimated time of arrivals to ordering and billing support through its centralized Corporate Account Center ("CAC") located in Mason, Ohio.

     The Company charges separately for configuration services. The Company's configuration processes load and configure operating systems, applications and proprietary software to customer specifications. Through vendor build-to-order programs, ENTEX receives system components from OEMs and completes the manufacturing process to a customer's specific requirements. In Fiscal 1998, over 63% of all desktop PCs, 52% of all laptop PCs and 42% of all servers shipped by ENTEX were configured with additional hardware components, customer specific software and proprietary applications. The Company customizes an average of 25,000 units every month.

     The Company sources products from over 2,400 manufacturers through direct relationships with computer related manufacturers and second sourcing arrangements with some of the largest wholesale distributors in the country.

     Through ENTEX, customers may purchase application software either in separate shrink-wrapped units or on a Volume License Agreement ("VLA") basis. Under VLAs, a customer receives discounts for site licenses based on the number of sites. The Company also provides related software management services which reduce the administrative costs associated with ensuring compliance with site licenses. Customers may also provide the Company with their proprietary software for installation. The Company's System Builder is an automated system which loads and configures operating system, application and proprietary software to customer specifications. Utilizing its System Builder electronic configuration, ENTEX downloads two terabytes of customer software every day. Unlike traditional configuration methods which require the copying of software from one hard disk to another, System Builder utilizes a 100 megabit per second Ethernet-based asynchronous transfer mode system infrastructure which can rapidly download software from ENTEX's servers to multiple PCs simultaneously. The Company has over 600 ports to load software onto PCs at any one time.

     Outsourcing Services. ENTEX is one of the leaders in PC outsourcing in the U.S. Outsourcing -- or hiring outside experts to help manage information technology functions -- is becoming more common among enterprises worldwide. The Company provides customers with outsourcing services under long term contracts and short term contracts (terms of less than twelve months), although many of these contracts are terminable, some upon short notice. Outsourcing services are typically provided through a mixture of on-site and centrally managed resources. All outsourcing contracts have an on-site element. The Company may incur significant initial capital investments consisting of both personnel costs and capital expenditures, which are then recovered over the life of the contract.

     As part of its outsourcing capabilities, the Company offers a variety of core support services including PC and network operation and support services; maintenance and repair; warranty services; and system management and upgrades. Desktop support services include installation, moves, adds, and changes to desktop computing devices. In addition, deskside services include on-going support of PCs from an end-user perspective, including application enablement, optimization and connectivity.

     The Company provides on-site help desk services at customers' locations, as well as centrally through the Company's SolutionLine service. Help desk services provide support for end-user hardware and software inquiries and support leading hardware, software and network products. On-site help desk support is provided by the Company's trained personnel 24 hours per day, seven days per week. By outsourcing help desk services, customers are able to reduce training and system costs, benefit from the Company's knowledge and experience, reduce the time for problem resolution and increase closure rates.

     The Company has recently emphasized its SolutionLine service for centralized help desk operations. SolutionLine is located in the National Service Center ("NSC") and supports every leading manufacturer's PC and network hardware products, as well as over 70 software products, including certain customer proprietary products. The Company utilizes automatic call dispatch equipment and knowledge bases to ensure high quality, responsive service.

     Installation, maintenance and repair services are available 24 hours per day, seven days per week, by dedicated, on-site personnel or the Company's field technicians. The Company has established strict performance standards for its service technicians which require them to respond within established time limits and has in place escalation procedures built into service contracts to ensure timely response. Each ENTEX service technician is manufacturer-certified. The Company believes that its installation and integration services, as well as its maintenance and repair capabilities, reduce downtime and increase the stability of its customers' systems and prolong the useful lives of its customers' technology assets.

     An integral part of the Company's core support services is ServiceLine, the Company's centralized national dispatch center. Customers may call ServiceLine on an around the clock basis. Service requests are automatically logged and dispatched to field engineers via cellular text-based devices or radio-frequency laptop computers. In addition to the service request, warranty information and special customer requirements are transmitted to the engineer. Using these communications devices, service technicians have on-line access to the Company's products and spare parts information. The Company has also closely integrated ServiceLine into its SolutionLine help desk services. Calls into SolutionLine which cannot be resolved over the phone can be escalated to ServiceLine for dispatch of a field technician. ServiceLine representatives track the service job and compile reports submitted by the field engineer. ServiceLine ensures that customers requiring assistance have a dedicated point of contact and that service technicians are able to respond swiftly.

     The Company provides a range of extended warranty programs on all products that it is authorized to service, passing existing manufacturer warranties on to clients. By contracting for the Company's warranty services, customers can simplify warranty claims procedures by standardizing service warranties across different hardware platforms and contacting a single source for all service requests and obtaining on-site assistance.

     The Company provides network management services for local-area, wide-area and enterprise networks. The Company's day-to-day network management operations assist customers in stabilizing and administering more effectively their distributed systems. The Company also offers remote management and administration and support for network managers and administrators through its centralized enterprise SupportLine services. The Company conducts both on-site and remote network monitoring. By closely monitoring file server status, disk statistics and server response times, the Company can recommend ongoing preventive maintenance measures designed to maximize network availability.

     Network, Professional and Migration Services. The Company provides customers with network design, implementation and integration services on a project basis. The consulting services which the Company provides include design, installation and upgrade of local-area, wide-area and enterprise networks. The Company also assists customers in the implementation of messaging and Internet/Intranet technologies, provides comprehensive support to network managers and administrators and helps customers with their network operating systems, network-based applications and connectivity. The Company has expanded its capabilities to perform remote network management and systems administration and centralized enterprise support services from its NSC.

     The Company also provides a wide range of PC and server migration services to assist customers in transitioning from one computing environment to another, including Windows NT(TM) and BackOffice(TM) upgrades and migrations, local-area network migrations, desktop operating system migrations and messaging migrations. Customers purchase these services from the Company to optimize their use of information technology and reduce their costs and disruption of changing technology platforms.

Operations

     The Company's sales and service structure combines the benefits of a flexible, nationwide network of field offices with the efficiencies of centralized back office functions and personnel, including help desk services, remote network management, national dispatch services and product acquisition specialists, designed to support the Company's field personnel. The Company has 48 branch offices located in 30 states. Of these branch offices, five also serve as area offices to support the Company's five operating regions (East, Midwest, South, Central and West). The area offices are located in or near Boston, Massachusetts; Chicago, Illinois; Atlanta, Georgia; Denver, Colorado; and Sacramento, California. These area offices are charged with the additional responsibility of supporting and coordinating the sales and support activities of the branch offices located within each of the five areas and are supported by senior management personnel at each branch office.

     The NSC is located in an approximately 155,000 square foot facility in Mason, Ohio and is the focal point of ENTEX's nationwide service operations. The NSC houses the Company's CAC, SolutionLine, ServiceLine, the Network Operations Center and ENTEX University. In Fiscal 1996, the Company expanded its CAC. The CAC operates out of the NSC in Mason, Ohio and provides customers with a single point of contact for sales support, the receipt and processing of product orders and inquiries regarding product information and recommendations and order tracking and delivery. CAC personnel are also responsible for ongoing tracking of industry pricing, communicating changes in vendor prices or policies and product compatibility information.

     The Company provides its customers with several electronic commerce options. Order Access-Web is an inter/intranet-based order placement tool with customized product catalogs, order/invoice information and shipment tracking. In addition to Order Access-Web, ENTEX offers an Electronic Data Interchange ("EDI") capability to help its customers automate order processing and administration, providing reduced costs and higher productivity for both the Company and the customer.

     ENTEX's Integration Center is located in Erlanger, Kentucky, less than five miles from the Greater Cincinnati Metropolitan International Airport. During Fiscal 1998, more than 99% of the orders for non-configured in-stock products which were received by 8 p.m. Eastern Standard Time were shipped that night and could be received the next day in the continental United States, while 95% of in-stock configured systems were shipped within 48 hours of order placement. The facility is 255,000 square feet and is ISO 9001 certified. ENTEX utilizes Skyway Freight Systems, Inc. ("Skyway"), an independent shipping company, as its primary transportation agent for sorting and consolidating multi-box orders and performing tracking of all outbound shipments.

Pricing of Services

     Outsourcing services are generally provided to customers pursuant to service contracts which typically have a minimum term of twelve months and are renewable annually. Outsourcing contracts can be terminated by the customer for failure to perform specified services or at the option of the holder upon at least 30 days notice. Although from time to time certain of the Company's outsourcing contracts have been terminated, in the aggregate, such early terminations have not been material. Such contracts provide for pricing on either a time and materials basis, a fixed price, per seat basis (used primarily for billing the Company's employees who are assigned to customer locations), or a performance-oriented Service Level Agreement ("SLA"). Under the Company's SLAs, fees for a specific suite of services are tied contractually to pre-defined performance metrics or are determined on a "per seat" basis. To date, revenues derived under performance-oriented SLAs have accounted for a minority of the Company's revenues but the Company has recently begun offering these arrangements to a broader range of its customers.

     Network, professional and migration services are generally provided to customers under consulting contracts with varying terms depending upon the scope of the engagement but which are typically less than one year. Most of these contracts provide for payment on a periodic basis, or upon the attainment of milestones. In a limited number of cases, network, professional and migration service contracts provide for payment on a time and materials basis. In each case, revenue is billed in accordance with the terms of the contract.

Sales and Marketing

     The Company targets its marketing efforts primarily at senior level executive, financial and information management personnel at Fortune 1000 companies and other large enterprises. ENTEX markets its products and services through its national sales force of over 450 employees operating from 48 branch offices. The Company leverages its regional structure by empowering its local branch offices to initiate, establish and manage accounts in their local area and tailor service solutions to meet customer needs. On more complex or larger projects, the field offices are supported by the significant additional available technical expertise at the regional, national or corporate levels. Although most of the field offices support multiple accounts, several of the Company's field offices were established to service a single, large account. For certain national account relationships, either regional or national account managers are designated specific account coverage. Bid preparation and/or negotiation is coordinated with senior executives depending upon potential contract size. The Company's sales personnel have a sales commission program which is designed to constitute a substantial portion of the employee's overall compensation. While sales orders may be placed with the field offices, the Company's CAC is assuming a greater role in the product order process.

     Since 1994, the Company has pursued a strategy of building alliances with large, international systems integrators and service providers in order to serve large, multi-national customers through a single point of contact and to increase the Company's market presence abroad. In November 1994, the Company entered into an arrangement with InfoProducts Europe, a division of N.V. Koninklijke KNP BT based in The Netherlands, with offices in 17 European countries ("Info Products"). In December 1995, the Company entered into an arrangement with Otsuka Shokai in Japan ("Otsuka Shokai"). The Company also has an arrangement with Migesa in Mexico, Transmarco in Singapore and Senteq in Australia, as well as others. Collectively, this global alliance has more than 320 international offices located in 35 countries and had total revenues in 1998 in excess of $8.5 billion, with approximately 20,000 employees. In August 1998, the Company, Info Products and Otsuka Shokai formed a limited liability company formalizing the global alliance among such companies and providing a mechanism for other global alliance participants to become formal co-venturers.

     In Fiscal 1998, none of the Company's customers accounted for more than 6% of the Company's total net revenues. In Fiscal 1998, the Company had either sold product or provided services to approximately one-half of the Fortune 200 U.S. based companies.

Vendor Relationships

     The Company's position as a leading PC systems integrator enables it to establish and maintain strategic relationships with leading manufacturers and suppliers. Such relationships provide the Company's technical staff access to the latest product and technology developments before commercial release, allow the Company's sales and service personnel to regularly attend manufacturers' on-site presentations and training, and enable the Company to provide its customers with cost-effective purchasing and financing alternatives.

     The Company purchases products directly from more than 2,400 hardware, software and peripheral manufacturers, generally on a nonexclusive basis. In Fiscal 1998, the ten largest vendor relationships accounted for 76.7% of product revenues and 92.2% of market development funds ("MDF"), respectively.

     The Company's strategy is to reduce its inventory investment while improving product availability and delivery schedules by increasing build-to-order assembly services for products from several of the leading computing equipment OEMs. The Company is certified as a final assembler in the build-to-order assembly programs for Compaq, Hewlett Packard and IBM. The Company has also established relationships with Microsoft and Compaq to deliver Windows NT(TM) solutions and with Novell to enhance its engineers' technical skills and capabilities with respect to network migrations. The Company intends to continue to maintain such relationships and create new alliances.

Purchasing and Rebates

     The Company receives volume incentives and rebates from certain manufacturers related to sales and purchases of certain products which are recorded as a reduction of cost of products sold when earned. Other incentives may require specific incremental action on the part of the Company such as training, advertising or other pre-approved market development activities and are recognized as an offset to the related costs when the required action is performed.

     Vendors sometimes provide MDF incentive programs to the Company. The MDF available under these programs are principally determined based on the quarterly volume of sales or net purchases of the vendor's product. The Company recognizes the incentives related to volume purchases as purchase discounts which reduce the cost of products sold when earned. The aggregate MDF paid to a large solution provider such as ENTEX can be significant. In Fiscal 1998, the total MDF was $63.6 million.

     The Company's vendor agreements are believed to be in the form customarily used by each manufacturer and typically contain provisions which allow termination by either party upon 30-90 days' notice. Generally, the Company's vendor agreements do not require it to sell a specified quantity of products or restrict the Company from selling similar products manufactured by competitors. Consequently, the Company has the flexibility to terminate or curtail sales of one product line in favor of another product line as a result of technological change, pricing considerations, product availability, customer demand and vendor distribution policies.

     The Company attempts to protect itself from inventory obsolescence and inventory price reductions by negotiating price protection and stock balancing arrangements with its vendors and enforcing a limited return policy with its customers. Subject to certain conditions, these arrangements entitle the Company to receive refunds from manufacturers equal to price decreases on inventory carried by the Company and provide the Company the ability to return, subject to certain conditions, including restocking fees, slow moving or obsolete products. The Company receives price changes from vendors on a daily basis; the changes generally take effect immediately. The Company takes the position that, due to its volume and order frequency, in-transit goods are price protected. In addition, under most vendor agreements, subject to certain conditions, the Company has the right to return for credit or exchange for other products a portion of those inventory items purchased, within a designated period of time. A vendor who elects to terminate a distribution agreement generally will repurchase from the Company the vendor's products carried in the Company's inventory.

Employees

     As of June 28, 1998, the Company had over 8,200 full-time and full-time equivalent employees, including over 450 in sales representatives, approximately 5,600 in the Company's field technical service and support operations, and over 460 in distribution and configuration operations. Approximately 3,900 Company employees work full-time at customer sites nationwide. None of the Company's employees is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and considers its employee relations to be good.

     The Company's expanding services business requires the recruiting and training of a significant number of additional qualified technical personnel, including project managers and network integration specialists. Frequently, the Company must rapidly hire a significant number of technical personnel to staff projects at customer sites. Competition for qualified technical and sales personnel is intense, as the Company competes with other service providers, as well as with its own customers, including those at whose locations ENTEX employees work. The growth of the systems integration industry has created a premium for a skilled workforce. In particular, the Company believes there is a general shortage of trained system engineers, and, as such, estimates wage inflation of approximately 9% annually for these positions.

     The Company's voluntary employee turnover for Fiscal 1998 was 30.8%. As demand for the Company's services has grown, the Company has used temporary workers to fill many jobs and as a result has experienced greater turnover.

Business Factors

     Investors should carefully consider all of the information contained herein, including the following business factors. In addition, this Form 10-K contains certain forward looking statements and trend analysis based on current expectations. Actual results may differ materially due to a number of factors, including those set forth below.

High Degree of Leverage; Dependence on IBMCC; Future Capital Needs

     To meet its substantial working capital requirements and to finance its business and expansion, the Company relies on several credit facilities. As of June 28, 1998, after giving effect to the offering (the "Offering") of senior subordinated notes (the "Notes") by the Company which occurred in July 1998, and the application of the net proceeds therefrom, the Company had outstanding indebtedness of approximately $353.6 million. This substantial leverage may have several important consequences for the Company, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, acquisitions, capital expenditures, general corporate or other requirements may be limited or impaired; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to servicing its indebtedness; and (iii) the Company's ability to withstand competitive pressures or adverse economic conditions, and to take advantage of future business opportunities that may arise, may be negatively affected. The Company's inability to service its indebtedness or obtain additional financing, as needed, on favorable terms would have a material adverse effect on the Company's business, operating results and financial condition.

     A substantial portion of the Company's working capital is financed under a revolving line of credit of up to $525 million (the "IBMCC Working Capital Line of Credit") with IBM Credit Corporation ("IBMCC"). The IBMCC Working Capital Line of Credit expires on July 1, 2001. The IBMCC Working Capital Line of Credit can be terminated by IBMCC upon 60 days' prior notice. There can be no assurance that IBMCC will not terminate the IBMCC Working Capital Line of Credit. The Company maintains a vendor relationship with IBM, of which IBMCC is an affiliate. There can be no assurance that any deterioration in the vendor-customer relationship between the Company and IBM will not adversely affect the Company's relationship with IBMCC. In addition, from time to time, the Company has failed to comply with certain financial covenants under the IBMCC Working Capital Line of Credit. In the past, IBMCC has waived such defaults. However, there can be no assurance that IBMCC will waive future breaches.

     Since a substantial portion of the Company's indebtedness bears interest at floating rates, an increase in interest rates could adversely affect, among other things, the ability of the Company to meet its debt service obligations. The Company is currently not a party to any financial arrangement to mitigate its exposure to an increase in interest rates.

Restrictive Debt Covenants

     The IBMCC Working Capital Line of Credit, the Notes and the FINOVA Inventory Line of Credit (as defined below) contain or incorporate by reference through cross-default provisions a number of significant covenants that, among other things, restrict the ability of the Company to (i) declare dividends or redeem or repurchase capital stock, (ii) prepay, redeem or purchase debt, (iii) incur liens and engage in sale-leaseback transactions, (iv) make loans and investments, (v) incur additional indebtedness, (vi) amend or otherwise alter debt and other material agreements, (vii) make capital expenditures, (viii) engage in mergers, acquisitions and asset sales, (ix) enter into transactions with affiliates and (x) alter the business it conducts. The indebtedness outstanding under the IBMCC Working Capital Line of Credit is guaranteed by three of the Company's domestic subsidiaries and is secured by a first priority lien on the inventory and accounts receivable (excluding inventory pledged to FINOVA and inventory subject to a purchase money security interest in favor of Hewlett Packard on which IBMCC has a second priority lien) and certain intellectual property of the Company and such guarantor subsidiaries. The Notes are guaranteed by the Company's domestic subsidiaries. In addition, under the IBMCC Working Capital Line of Credit, the Company is also required to comply with financial covenants with respect to (i) ratio of current assets to current liabilities, (ii) ratio of total liabilities minus aggregate outstanding principal amount of subordinated debt to tangible net worth, (iii) ratio of earning before interest, taxes, depreciation and amortization ("EBITDA") for the immediately preceding four fiscal quarters to interest expense for such period,
(iv) minimum consolidated net income for each fiscal year and (v) minimum working capital. If the Company were unable to borrow under the IBMCC Working Capital Line of Credit due to a default or failure to meet certain specified borrowing base prerequisites for borrowing, it could be left without sufficient liquidity.

Declining Gross Margins for Product Sales

     Approximately 81.7% of the Company's total net revenues in Fiscal 1998 were generated through sales of PC hardware, software and related products. The Company believes that competitive conditions will continue to place pressures on its product gross margins. Furthermore, the original purchase price of products is often offset by favorable vendor allowances and negotiated price protection agreements against price decreases on inventory carried by the Company. There can be no assurance that vendors will continue to offer such vendor allowances or price protection at the current levels. OEMs have indicated that current MDF programs will be altered. A reduction or elimination of such vendor programs could significantly decrease the Company's product gross margins. In addition, such vendor allowances and refunds for price decreases are not automatic and must be tracked and collected by the Company. The Company's failure to effectively manage such vendor receivables may further decrease product gross margins. From 1994 to 1996, the Company experienced certain accounting difficulties resulting from incorrect estimates and assumptions made in calculating the gross margin of its PC Acquisition business. Although the Company was entitled to receive vendor allowances with respect to computer hardware purchases, the Company failed to collect a significant percentage of such allowances. Further declines in the Company's product gross margins or failure to collect on vendor allowances may have a material adverse effect on the Company's business, operating results and financial condition.

Fluctuations in Operating Results

     The Company's operating results have varied in the past, and the Company expects its operating results, particularly its quarterly results, to continue to fluctuate. The Company's net revenues may fluctuate due to a variety of factors, including the level of expenditures by large enterprises for PC hardware, software and related products and services in general, demand for the Company's products and services in particular, the timing of orders for the Company's products and services, product supply constraints, the Company's build-to order programs and customer demand driven by the introduction and adoption of new products. Due to its narrow product gross margins, the Company's operating results may be especially sensitive to changes in the mix of product and service revenues, the margin mix of products sold, the margin mix of services sold and the level of its operating expenses. The Company's operating expenses may fluctuate as a result of numerous factors, including the timing and rate of new em-ployee hiring, the amount and timing of vendor-provided allowances, the utilization rate of service personnel, competitive conditions and the impact of acquisitions. The Company's costs are largely fixed in the near term, and the Company may be unable to adjust spending in a timely manner to compensate for an unexpected revenue shortfall. As a result, revenue shortfalls may have an immediate and disproportionate adverse effect on operating results. In addition, if the Company spends to build its capabilities to support higher revenue levels, the Company's near term operating results will suffer until it achieves its revenue goals. Due to the Company's recent growth, it is difficult to discern seasonal trends. However, the Company believes that first and third fiscal quarter revenues may be negatively affected due to generally lower computing equipment purchases during the summer months, which coincide with the first fiscal quarter, and in January, which falls within the third fiscal quarter. Due to all of these factors, the Company believes that its operating results are likely to vary, in particular on a quarterly basis. As a result, period-to-period comparisons of its operating results are not necessarily meaningful, and quarterly results may not be indicative of results to be expected for a full year.

Intense Competition

     The computer products and services industry is intensely competitive, and management believes competition will intensify in the future. As an independent PC systems integrator, ENTEX competes with companies which can provide a combination of product procurement and services such as PC system integrators and high-end systems integrators, as well as companies which provide either products or services such as PC resellers and distributors, specialty service providers and direct marketers. In addition, there is increased competition from manufacturers such as Compaq, DEC, Hewlett Packard, IBM and Unisys who sell direct to the Company's customer base. PC system integrators include CompuCom Systems, DEC, GE Capital Information Technology Solutions, Inacom, Vanstar and Wang. High-end system integrators have traditionally been mainframe-oriented service providers and include Andersen Consulting, Computer Sciences Corporation, IBM Global Services and SHL Systemhouse, a division of MCI Communications. PC resellers and distributors include Inacom, Tech Data and MicroAge. Specialty service providers are firms which have focused their business exclusively on providing PC and network related services and include DecisionOne and Technology Service Solutions. Direct marketers include Dell, Gateway, Micron and Unisys. In addition to these large national companies, ENTEX also competes against numerous regional and local companies, many of which have long-standing customer relationships. Some of the Company's competitors have greater financial, technical and marketing resources at a lower cost structure than the Company. As a result, such companies may be able to respond more quickly to new or emerging technologies and changes in customer needs, devote more resources to the development, promotion and sales of their services or deliver products at a lower price than the Company. In addition, competition could result in price decreases and depress gross margins in the industry. Further declines in the Company's gross margins may exacerbate the impact of fluctuating net revenues and operating costs on the Company's operating results and have a material adverse effect on the Company's business, operating results and financial condition.

Increased Competition from Direct Marketers

     The Company competes with several manufacturers in meeting the distributed information needs of large enterprises. Notably, direct marketers such as Dell compete with the Company by selling directly to Fortune 1000 companies and other large enterprises. The expansion of the direct selling model has increased the competitive risks in an already highly competitive market. To combat the additional competition, the Company has enhanced its System Builder program to provide for final assembly services and has joined with certain vendors to provide products to customers on a build-to-order basis. However, there can be no assurance that ENTEX will be able to successfully transition from its current systems, which utilize high levels of inventory, to managing a more streamlined product fulfillment process. In addition, there can be no assurance that the Company's vendors can supply components on a "just-in-time" basis to allow successful management of a build-to-order program. The Company's failure to successfully transition to the build-to order process could have a material adverse effect on the Company's business, operating results and financial condition. See "--Intense Competition."

Increased Emphasis on Service Offerings

     The Company's service operations are characterized by higher gross margins than those attainable in product sales. During Fiscal 1998, compared to Fiscal 1997, service revenues grew 27.4% to $450.5 million, while product revenues declined 5.7% to $2,006.2 million. The Company's success in increasing its service revenues will depend primarily on the continued need for the Company's services and the continued acceptance by large companies of outsourcing and system migrations as solutions to their PC management needs. In addition, the Company must have the ability to identify opportunities where its service solutions are appropriate, sell such service solutions at attractive margins, successfully implement such solutions and maintain the quality of its service offerings. To the extent that the Company does not successfully increase the proportion of revenues attributable to its service business, the Company's operating margins may be adversely affected. In order to expand its service operations, the Company will need to recruit, train and retain a significant number of qualified technical personnel and integrate them into the Company. There can be no assurance that the Company will do so successfully. The expense of these efforts and the costs associated with the hiring of additional service personnel and expansion of the Company's service infrastructure will be incurred prior to increases in service revenues. If service revenues do not increase sufficiently or the Company fails to accurately price its services, the Company's business, operating results and financial condition would be materially adversely affected.

Need to Recruit and Retain Management, Technical and Sales Personnel

     The Company believes that its future success depends, to a large extent, upon the efforts and abilities of its executive officers, managers, technical and sales personnel. The Company's expansion of its service operations requires the recruiting and training of a significant number of additional qualified technical personnel, including project managers and network integration specialists. Frequently, the Company must rapidly hire a significant number of technical personnel to staff projects at customer sites. The Company's inability to hire such personnel within the time schedule agreed to with the customer could damage customer relationships and result in lost revenues. Competition for qualified technical and sales personnel is intense. The Company competes with other service providers as well as with its own customers, including those at whose locations ENTEX employees work. Failure by the Company to attract and train skilled managers, technical and sales personnel on a timely basis, or the inability of the Company to retain such personnel, could materially adversely affect the Company's business, operating results and financial condition. The Company's employee turnover for Fiscal 1998 was 30.8%. In 1983, Mr. Cameron, the Chairman of the Board of Directors and a co-founder of the Company, was diagnosed with multiple sclerosis.

Contract Pricing Policy

     The Company has begun implementing and intends to expand the use of new pricing policies for its service offerings. Such new pricing policies include pricing on a fixed fee or per end-user basis and on a service and support performance metrics basis rather than on a time and materials basis. As a result, the Company must accurately assess the scope of work of each project and estimate the resources required to complete the project and to meet any service and support performance metrics. Failure by the Company to accurately estimate the scope of a project or support expenses or to meet service and support performance metrics could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company has certain warranty service commitments for which the Company seeks reimbursement from manufacturers. A reduction by manufacturers in the scope or duration of their reimbursements for warranties which the Company cannot contractually pass on to its customers or the failure of the Company to properly track and collect such reimbursements could have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Vendors

     A significant portion of the Company's revenues are derived from sales of PC hardware, software and related products. Approximately 64.4% of such product revenues in Fiscal 1998 were attributable to sales of products manufactured by Compaq, Hewlett Packard and IBM. The Company's agreements with these manufacturers do not provide for long-term supply commitments and can be terminated with 15 to 90 days' notice. From time to time, the PC industry has experienced product constraints, with vendors allocating product based on criteria beyond the buyer's control. In the event the Company is not able to obtain sufficient quantities of products from its vendors or sufficient component parts for use in its build-to-order programs, the Company's business, operating results and financial condition could be materially adversely affected. The Company works closely with its key manufacturers. Many manufacturers provide vendor allowances in the form of MDF, which reduce the cost of products sold and which the Company uses to subsidize a variety of activities including many of its employee and customer training programs. In Fiscal 1998, the Company recorded $63.6 million in connection with MDF. In addition to MDF, the Company's major manufacturers offer special pricing which the Company passes on directly to its customers. Many manufacturers also provide ENTEX with early previews of new products and technology and instruction and training for ENTEX technical and support personnel on the use of these new products. There can be no assurance that these arrangements will continue in the future. In the event that these arrangements were discontinued or industry practices were to change, commercial terms with vendors were to change generally or the Company were to otherwise lose vendor support, the Company's business, operating results and financial condition could be materially adversely affected. See "--Declining Gross Margins for Product Sales."

Risks Associated with Inventory Management

     In order to offer rapid delivery and efficient support and service to its customers, the Company maintains relatively high levels of products and parts inventory. The Company attempts to protect itself from inventory obsolescence and inventory price reductions by negotiating price protection and stock balancing arrangements with its vendors and enforcing a limited return policy with its customers. These arrangements entitle the Company to receive refunds from manufacturers equal to price decreases on inventory carried by ENTEX and provide ENTEX the ability to return, subject to certain conditions including restocking fees, slow moving products. Such price protection and stock balancing provisions provided through the Company's supply agreements or particular manufacturers' sales policies may provide only limited protection against inventory risks. The Company's suppliers have been decreasing the level of price protection and return privileges offered, and there can be no assurance that such suppliers will not continue to further decrease or eliminate such protection in the future. Manufacturers experiencing financial difficulties may also be unable or unwilling to honor their price protection and stock balancing commitments. Further, the Company regularly disposes of excess and obsolete inventory at discounts to the Company's original purchase price. Although the Company sets up reserves for losses associated with the disposal of excess and obsolete items and records inventories net of these reserves, there can be no assurance that such reserves will be adequate. Changes in industry practices which increase the risks associated with maintaining high levels of inventory, the Company's inability to effectively manage its current and future inventory or significant adjustments to the value of its inventory could materially adversely affect the Company's business, operating results and financial condition. See "--Increased Competition from Direct Marketers."

Rapid Technological Change

     The PC products and services industry is subject to rapid technological change, evolving industry standards and frequent new product and service introductions. The Company must, on a timely and cost-effective basis, continuously respond to new product introductions. It must source such new products, develop and introduce new services which keep pace with technological developments and increasingly sophisticated network systems and train its employees to provide the necessary services to support new products and systems. There can be no assurance that the Company will be able to source new products to meet customer demand, respond to technological developments in a timely manner, if at all, or that its service offerings will adequately meet the changing requirements of its customers and achieve market acceptance. Further, suppliers may restrict the Company's access to new products. The Company's failure to successfully source new products or develop and introduce new services which meet evolving customer needs could have a material adverse effect on the Company's business, operating results and financial condition.

Management of Growth

     The Company has experienced significant growth since its inception. This rapid growth has placed, and is expected to continue to place, a significant strain on the Company's management, financial, sales, technical and support systems and personnel. The Company's ability to manage its growth effectively will require it to continue to develop and improve its operational, financial and other internal systems and train, manage and motivate its employees. The Company has in the past evaluated and will continue in the future to evaluate the acquisition of businesses that complement or expand the Company's technical skills, service offerings or geographical presence. Integrating newly acquired companies could be costly and may result in the loss of customers and key personnel and may disrupt operations. Additionally, integrating newly acquired businesses may divert significant management resources and attention from day-to-day operations.

Dependence on Integration Center, Freight Delivery Provider and National Service Center

     All of the Company's product configuration, build-to-order and distribution activities are conducted at the Company's Integration Center in Erlanger, Kentucky. Disruption of operations at its Integration Center for any reason, including power or telecommunications failures, natural disasters such as fires, tornadoes or floods, or work stoppages, would have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company relies almost entirely on Skyway for the delivery of its products. The failure or inability of Skyway to deliver products to the Company's customers on a timely basis, whether as a result of a work stoppage or slow-down, or the unanticipated termination of the Company's arrangement with Skyway, could have a material adverse effect on the Company's business, operating results and financial condition.

     A number of the Company's service offerings depend on central service and sales support or dispatch coordination from its NSC in Mason, Ohio. Disruption of operations at the Mason facility, including power or telecommunications failures, natural disasters such as fires, tornadoes or floods, or work stoppages, would have a material adverse effect on the Company's service operations and could affect customer relationships.

Year 2000 Compliance

     The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administration functions. As the Year 2000 approaches, each of these computer systems will be affected in some way by the rollover of the two-digit year value to 00. If these systems are unable to properly recognize date sensitive information when the year changes to 2000, they could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct or reprogram and test the systems for Year 2000 compliance. The Company completed an inventory of its information technology ("IT") systems in December 1997. The Company is now in the renovation or validation phases of its IT systems and currently intends to implement these systems by June 1999. The Company is currently implementing the R3TM Enterprise Resource Planning System from SAP at an estimated cost of $30 million over the twelve months ending March 1999. The Company's inventory and assessment of its non-IT systems (facilities and warehouse-based, including scanners, conveyers and security systems) is expected to be complete by December 31, 1998, followed by any required renovation. All validation and implementation of these non-IT systems is expected to be completed by June 1999. The company expects to spend approximately $2 to $5 million in addition to the SAP implementation to complete its Year 2000 project upgrade. In addition to upgrading its own systems, the Company has contacted certain significant customers and suppliers to determine their Year 2000 compliance profile. To date, the Company has not received any information which would indicate that the Year 2000 will result in any significant disruption from them. The Company currently intends to complete joint testing of Year 2000 date data with its EDI customers and suppliers by June 1999.

     All potential risks and uncertainties associated with the Year 2000 issue cannot be fully and accurately quantified. A contingency plan has been developed to renovate existing systems if the planned implementation of the SAP replacement system fails to adequately deal with the Year 2000 issue. Other contingency plans will be developed if third party data interchange partners fail compliance testing or if the replacement or renovation of other existing systems is not on schedule. Although the Company does not believe that any additional costs or potential loss in revenue will have a material adverse effect on the Company's business, operating results or financial condition, the Company is still analyzing its computer systems, and, to the extent they are not fully year 2000 compliant, there can be no assurance that the costs necessary to update software or potential systems interruptions would not have a material adverse effect on the Company's business, operating results and financial condition. See Item 7.

Control by Principal Stockholders

     The directors and executive officers of the Company beneficially own substantially in excess of a majority of the outstanding shares of common stock, $.0001 par value, of the Company (the "Common Stock"). As a result, the directors and executive officers of the Company are able to control the election of members of the Company's Board of Directors and generally exercise control over the Company's corporate actions. In particular, Mr. Cameron and his affiliates exercise a high degree of control over the Company's actions. In addition, the majority of the outstanding shares of Common Stock owned by certain employees and former employees, other than Mr. Cameron and his affiliates, is subject to a Stockholders' Agreement dated as of December 10, 1993, as amended (the "Stockholders' Agreement"). See Items 12 and 13.

ITEM 2. PROPERTIES.

     The Company's headquarters are located in Rye Brook, New York, where the Company leases approximately 31,200 square feet of office space under a lease which expires on May 30, 2002, approximately 12,100 square feet under a lease which expires December 31, 1998 and approximately 3,800 square feet under a lease which expires April 29, 2000. In addition, the Company owns a 255,000 square foot facility in Erlanger, Kentucky which serves as the Company's integration center. The Company also leases approximately 150,000 square feet of office space in Mason, Ohio, which houses the Company's NSC, including its CAC, SolutionLine, dispatch services and training centers. The lease for such property expires on July 17, 2005. The Company leases approximately 19,200 square feet of office space in Canton, Massachusetts to accommodate the Company's data processing and credit and collections departments under a lease which expires June 30, 2003.

     The Company leases additional office space for sales, services and support staff in various states. The Company believes that alternate office space is available on comparable terms in each location.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is engaged in legal actions arising in the ordinary course of business but is not currently a party to any legal actions which could have a material adverse effect on its business, financial conditions or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     As of June 28, 1998, the Company had outstanding 32,330,866 shares of Common Stock, $.0001 par value, held by 2,189 stockholders and no shares of preferred stock. There is no established public trading market for any class of the Company's equity securities.

     The Company has not paid any dividends on any of its capital stock and does not anticipate that any cash dividends will be declared in the foreseeable future. The IBMCC Financing Agreement prohibits the payment of dividends.

     In Fiscal 1998, the Company issued and sold the following securities (as adjusted for stock dividends):

          (a) In June 1997, the Company issued 41,220 shares of the Company's Common Stock to non-employee Directors pursuant to the Non-Employee Share Plan.

          (b) In July 1997, the Company issued warrants for purchase of 167,235 shares of Common Stock to IBMCC which are currently exercisable at $7.55 per share.

          (c) In October 1997, the Company issued warrants for purchase of 83,620 shares of Common Stock to IBMCC which are currently exercisable at $7.55 per share.

          (d) In November 1997, the Company issued warrants for purchase of 340,230 shares of Common Stock to Microsoft Corporation pursuant to the antidilution provisions of a warrant for 375,000 shares already in place, all of which warrants are currently exercisable at $7.55 per share.

          (e) In December 1997, the Company issued 10,350 shares to Non-employee Directors pursuant to the Non-employee Director Share Plan.

     The issuances of the securities described in Items 5(b), (c) and (d) were deemed to be exempt from registration under the Securities Act in reliance on
Section 4(2). The issuance of the securities described in Items 5(a) and (e) were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated thereunder. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had access, through their relationships with the Company, to information about the Company.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The consolidated financial data as of and for the fiscal years ended July 3, 1994, July 2, 1995, June 30, 1996, June 29, 1997 and July 28, 1998 have been derived from consolidated financial statements of the Company, which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of June 28, 1998 and June 27, 1997 and for each of the years in the three year period ended June 28, 1998, and the report thereon, are included elsewhere in this Form 10-K. The information set forth herein has been adjusted for stock dividends. See Note 7 of Notes to Consolidated Financial Statements.


                                                                 Fiscal Year Ended
                                        ---------------------------------------------------------------------
                                          June 28,      June 29,      June 30,      July 2,       July 3,
                                            1998          1997          1996          1995        1994 (1)
                                        -----------   -----------   -----------   -----------   -------------
                                                         (In thousands, except share data)

Statement of Operations Data:
Net revenues:
  Product revenues..................    $2,006,161    $2,126,973    $1,940,796     $1,342,323    $1,019,010
  Service revenues..................       450,471       353,624       207,511        130,940        75,917
                                         ---------     ---------     ---------      ---------     ---------
     Total net revenues.............     2,456,632     2,480,597     2,148,307      1,473,263     1,094,927
                                         ---------     ---------     ---------      ---------     ---------
Cost of revenues:
  Cost of products sold.............     1,800,085     1,922,826     1,764,775      1,236,940       917,939
  Cost of services provided.........       341,612       267,554       168,957        110,349        64,300
                                         ---------     ---------     ---------      ---------     ---------
     Cost of revenues...............     2,141,697     2,190,380     1,933,732      1,347,289       982,239
                                         ---------     ---------     ---------      ---------     ---------
Product gross margin................       206,076       204,147       176,021        105,383       101,071
Services gross margin...............       108,859        86,070        38,554         20,591        11,617
                                         ---------     ---------     ---------      ---------     ---------
     Total gross margin.............       314,935       290,217       214,575        125,974       112,688
Selling, general and
  administrative expenses...........       259,712       251,963       192,312        132,586       100,790
Nonrecurring stock compensation costs           --            --        18,185             --            --
                                         ---------     ---------     ---------      ---------     ---------
     Income (loss) from operations..        55,223        38,254         4,078         (6,612)       11,898
Interest expense, net...............        36,663        37,147        29,726         23,151        17,444
Other income........................            --           462            --             --            --
                                         ---------     ---------     ---------      ---------     ---------
     Income (loss) before income taxes      18,560         1,569       (25,648)       (29,763)       (5,546)
Provision (benefit) for income taxes           417            25            28           (509)       (2,225)
                                               ---            --            --           ----        ------
     Net income (loss)..............    $   18,143    $    1,544    $  (25,676)    $  (29,254)   $   (3,321)
                                        ==========    ==========    ==========     ==========    ==========

Common Share Data: (2)
Basic earnings (loss) per share.....    $      .56    $      .05    $     (.82)    $     (.93)   $     (.12)
                                        ==========    ==========    ==========     ==========    ==========
Diluted earnings (loss) per share...    $      .53    $      .05    $     (.82)    $     (.93)   $     (.12)
                                        ==========    ==========    ==========     ==========    ==========
Basic weighted average number of
  shares of common stock outstanding    32,357,968    32,281,463    31,348,340    31,333,300    28,053,165
Diluted weighted average number of
  shares of common stock outstanding    34,269,146    33,572,160    31,348,340    31,333,300    28,053,165
                                        ==========    ==========    ==========    ==========    ==========

                                                                       As of
                                        ----------------------------------------------------------------------
                                          June 28,      June 29,      June 30,      July 2,       July 3,
                                            1998          1997          1996          1995          1994
                                        -----------   -----------  ------------   -----------   --------------
                                                                   (In thousands)

Balance Sheet Data:
Total assets.........................    $736,419      $683,590      $590,588      $415,170      $351,777
Total long-term liabilities..........      53,900        49,486        52,509        37,224        38,425
Stockholders' equity (deficit).......     (19,145)      (37,732)      (39,515)      (31,305)       (2,623)

--------------------

(1) The statements of operations data for the Company's 1994 fiscal year presents the results of operations from August 5, 1993, the date the Company acquired the net assets of the domestic information systems business of JWPIS.

(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the calculation of weighted average number of shares outstanding.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     This section contains trend analysis and other forward-looking statements based on current expectations. Actual results may differ materially, due to a number of factors including those set forth in the section entitled "Business Factors" contained in Item 1.

Overview

     ENTEX is a leading provider of integrated PC solutions to meet the distributed information technology systems and end-user support requirements of Fortune 1000 companies and other large enterprises. ENTEX offers its customers a single source for integrated PC management solutions, including sophisticated PC infrastructure procurement and configuration, outsourcing and desktop migration and integration services.

     During Fiscal 1996 and 1997, the Company completed several acquisitions to improve its ability to meet customer demands for expanded service offerings, including (i) Random Access, Inc. ("Random Access"), a provider of information technology solutions through the sale of microcomputers and technical services to corporate and institutional clients in the western United States, and (ii) FCP Technologies, Inc. ("FCP"), a systems integrator specializing in network integration, migration and consulting services. Each acquisition was accounted for as a purchase and the results of each have been included in the consolidated financial statements since the date of each acquisition. See Note 2 of Notes to Consolidated Financial Statements.

     From its inception, the Company has sold customized PC-based systems to large corporate clients through its PC Acquisition Services line of business. In Fiscal 1995, the Company made a strategic decision to accelerate the development of service solutions complementary to its product solutions. The Company's goal is to increase its proportion of service revenues, which are typically characterized by higher gross margins than those obtainable from product sales. For Fiscal 1998, 1997 and 1996, product sales accounted for 81.7%, 85.7% and 90.3% of total net revenues and 65.4%, 70.3% and 82.0% of total gross profit, respectively, while services accounted for 18.3%, 14.3% and 9.7% of total net revenues and 34.6%, 29.7% and 18.0% of total gross profit, respectively.

Results of Operations

     The following table sets forth the percentage of total net revenues represented by the items in the Company's statements of operations for the period indicated:

                                                                       Fiscal Year Ended
                                                         ----------------------------------------------
                                                          June 28,          June 29,         June 30,
                                                            1998              1997             1996
                                                         -----------     -------------    -------------
Net revenues:
  Product revenues...............................           81.7%             85.7%             90.3%
  Service revenues...............................           18.3              14.3               9.7
                                                         -----------     -------------    -------------
     Total net revenues..........................          100.0             100.0             100.0
Cost of revenues.................................           87.2              88.3              90.0
                                                         -----------     -------------    -------------
Gross margin (1).................................           12.8              11.7              10.0
Selling, general and administrative expenses.....           10.6              10.2               9.0
Nonrecurring stock compensation costs............            --                --                0.8
                                                         -----------     -------------    -------------
Income  from operations..........................            2.2               1.5               0.2
Interest expense, net............................            1.5               1.4               1.4
Income (loss) before income taxes................            0.7               0.1              (1.2)
Provision (benefit) for income taxes.............            --                --                --
                                                         -----------     -------------    -------------
Net income (loss)................................            0.7%              0.1%             (1.2)%


-------------

(1) Product gross margin as a percentage of product revenues and service gross margin as a percentage of service revenue for each period was as follows:

                                                   Fiscal Year Ended
                                        ---------------------------------------
                                         June 28,       June 29,       June 30,
                                           1998           1997           1996
                                        ----------    -----------     ---------

         Product gross margin.......      10.3%            9.6%            9.1%
         Services gross margin......      24.2%           24.3%           18.6%

Fiscal 1998 Compared to Fiscal 1997

     The Company's net income improved in Fiscal 1998 to $18.1 million compared to net income of $1.5 million in Fiscal 1997. The improvement was primarily a result of growth in the services business.

     Product revenues. Product revenues were $2,006.2 million in Fiscal 1998 as compared to $2,127.0 million in Fiscal 1997, a decrease of $120.8 million or 5.7%. While the Company experienced overall unit growth in sales of desktops, laptops and server units during Fiscal 1998, the revenue decline reflects lower average sales prices due to manufacturers' price reductions.

     Service revenues. Service revenues were $450.5 million for Fiscal 1998 as compared to $353.6 million for Fiscal 1997, an increase of $96.9 million or 27.4%. Service revenues as a percentage of total net revenues increased to 18.3% for Fiscal 1998 as compared to 14.3% in Fiscal 1997. These increases reflect increase in demand from existing customers and the addition of new large accounts. The Company is focused on continuing to increase service revenue.

     Gross margins. Total gross margins increased to 12.8% in Fiscal 1998 as compared to 11.7% in Fiscal 1997. Product gross margin as a percentage of product revenues increased to 10.3% or $206.1 million in Fiscal 1998 as compared to 9.6% or $204.1 million in Fiscal 1997. These increases reflect the Company's efforts to improve product margins through improved controls over price protection arrangements and vendor allowances and the Company's participation in certain manufacturers' programs designed to increase sales of specific products. Future product margins may be adversely influenced by manufacturers' pricing strategies and increased competition. Service margin percentage remained essentially flat at 24.2% in Fiscal 1998 and 24.3% in Fiscal 1997.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased slightly to $259.7 million in Fiscal 1998 as compared to $252.0 million in Fiscal 1997. Selling, general, and administrative expenses as a percentage of total revenues increased to 10.6% in Fiscal 1998 from 10.2% in Fiscal 1997, reflecting increased investments in training and field operations to support service revenue growth.

     Income from operations. Income from operations was $55.2 million in Fiscal 1998 as compared to $38.3 million in Fiscal 1997, an increase of $17.0 million. The increase reflects growth in the higher margin service business and improvements in product gross margins, while containing selling, general and administrative expenses to support the service business expansion.

     Interest expense, net. Net interest expense decreased slightly to $36.7 million in Fiscal 1998 from $37.1 million in Fiscal 1997, a decrease of $484 thousand or 1.3%. The decrease was driven by reductions in debt levels.

     Provisions for income taxes. The Company utilized net operating loss carryforwards to offset federal income tax requirements in Fiscal 1998. While the Company considered the improved operations over the course of fiscal year 1997 and 1998, the Company did not believe that it had sufficient reason to conclude that it was more likely than not that the deferred tax asset would be realized given softness in the product business. The Company will reevaluate the foregoing premise in connection with future periods.

     Net income. As a result of the factors mentioned above, net income in Fiscal 1998 was $18.1 million as compared to net income of $1.5 million in Fiscal 1997.

Fiscal 1997 Compared to Fiscal 1996

     The Company's net income improved in Fiscal 1997 to $1.5 million compared to a net loss of $25.7 million in Fiscal 1996. The improvement resulted from an increase in product gross margins attributable to improved controls over vendor programs, an increased percentage of higher margin services in the revenue base and the effect of a non-recurring stock compensation charge in 1996.

     Product revenues. Product revenues were $2,127.0 billion in Fiscal 1997 as compared to $1,940.8 billion in Fiscal 1996, an increase of $186.2 million or 9.6%. The increase was primarily due to an increase of $159 million in equipment sales and a $27 million increase in software sales. The increase in equipment sales reflected the sale of more desktops, laptops and server units to existing customers as well as new customers, although at a lower average sales price due to manufacturers' price reductions.

     Service revenues. Service revenues were $353.6 million in Fiscal 1997 as compared to $207.5 million in Fiscal 1996, an increase of $146.1 million or 70.4%. The increase was due to higher professional service and outsourcing revenues which were favorably affected by the acquisition of FCP, increased sales to existing customers and the addition of new customers. An increase in unit volume of products sold, such as desktops and laptops, also contributed to the growth in service revenues which the Company believes will continue to create demand for services such as configuration and installation. The Company's emphasis on growing service revenues was reflected in the growth of service revenues as a percentage of total net revenues from 9.7% in Fiscal 1996 to 14.3% in Fiscal 1997.

     Gross margins. Total gross margins increased to 11.7% in Fiscal 1997 from 10.0% in Fiscal 1996, primarily due to the increased product and service revenues, improved cost controls and increased service revenues in the mix of products sold. Product gross margins were 9.6% in Fiscal 1997 as compared to 9.1% in Fiscal 1996. The increase in product gross margins was primarily due to the Company's efforts to improve controls over price protection arrangements and vendor allowances and to a lesser extent the Company's involvement in certain manufacturers' programs designed to increase sales of specific products. The increase was partially offset by competitive pricing strategies. Service gross margins increased to 24.3% in Fiscal 1997 from 18.6% in Fiscal 1996 as a result of pricing changes, a greater mix of higher margin professional services and the Company's ability to improve utilization of its service personnel.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $252.0 million in Fiscal 1997 as compared to $192.3 million in Fiscal 1996, an increase of $59.7 million or 31.1%. The increase was in support of the Company's growth in services including investments in enterprise-wide technology infrastructure to support operations.

     Income from Operations. Income from operations was $38.3 million in Fiscal 1997 as compared to $4.1 million in Fiscal 1996, an increase of $34.2 million. This increase was due to overall improved profit margins and the effect of nonrecurring stock compensation costs of $18.2 million which were recorded in Fiscal 1996.

     Interest expense, net. Net interest expense was $37.1 million in Fiscal 1997 as compared to $29.7 million in Fiscal 1996, an increase of $7.4 million or 25.0%. The increase was due to increased interest rates charged to the Company by lenders and increased financing to support revenue growth.

     Provisions for income taxes. The Company utilized net operating loss carryforwards to offset federal income tax requirements for the fiscal years 1997 and 1996. Although the Company recognized net income for Fiscal 1997, based on the history of negative pretax earnings, the Company determined that it was more likely than not that the deferred tax asset would not be realized.

     Net income. As a result of the factors mentioned above, net income was $1.5 million in Fiscal 1997 as compared to a net loss of $25.7 million in Fiscal 1996.

Liquidity and Capital Resources

     The Company has historically financed its operations with borrowings under various credit lines. Cash provided by (used in) operating activities was $54.8 million, $(26.1) million and $(74.7) million in fiscal years 1998, 1997 and 1996, respectively. Cash provided by operations during Fiscal 1998 resulted primarily from net income of $18.1 million, depreciation and other non-cash charges to income, and from changes in operating assets and liabilities. Cash used in operations in fiscal years 1997 and 1996, respectively, increased due to greater working capital requirements resulting from higher revenues.

     Cash used in investing activities was $19.7 million, $27.8 million and $33.1 million in fiscal years 1998, 1997 and 1996, respectively. Cash was used during these periods for capital expenditures and for acquisitions.

     Cash provided from (used in) financing activities was $(36.7) million, $57.2 million and $108.3 million in fiscal years 1998, 1997 and 1996, respectively. The fluctuations in cash from financing activities during these periods resulted primarily from changes in the Company's borrowings to support the business growth and availability of cash from operations.

     As of June 28, 1998, the Company's primary source of liquidity consisted of various financing provided by IBMCC and an asset based financing facility with FINOVA Capital Corporation ("FINOVA"). The IBMCC Financing Agreement provides for borrowings under the IBMCC Working Capital Line of Credit of $525 million, the interest bearing portion of which was $290.3 million as of June 28, 1998.
The amount of available borrowings under the IBMCC Financing Agreement may be increased for higher seasonal purchasing requirements, and may be reduced or terminated by IBMCC upon 60 days prior written notice. Amounts outstanding under the IBMCC Working Capital Line of Credit bear interest at the prime rate plus
 .50% (9.0% at June 28, 1998). Borrowings under the IBMCC Financing Agreement are secured by the Company's assets, including certain accounts receivable, certain inventories and other assets. The agreement is subject to annual renewal. As of July 29, 1998, the Company renegotiated this agreement. This new agreement resulted in a significant reduction in the financing rate from prime plus 0.50% (9.0% at June 28, 1998) to LIBOR plus 2.10% (7.75% at July 29, 1998).

     In connection with the Company's acquisition of Random Access in September 1995, the IBMCC Financing Agreement was amended to provide for the IBMCC Long-Term Loan in the original principal amount of $20 million. The IBMCC Financing Agreement was further amended in December 1996 and July 1997 to provide for the Short-Term Loan in the original principal amount of $55 million and the Special Working Capital Advance in the original principal amount of $20 million. The Short-Term Loan was repaid in full during Fiscal 1998. In addition, $10.0 million of the $20.0 million Special Working Capital Advance has been paid down. Amounts outstanding under the IBMCC Long-Term Loan and Special Working Capital Advance bear interest at the prime rate plus 2.50% (11.0% at June 28, 1998). At June 28, 1998, $17.3 million of principal was outstanding under the IBMCC Long-Term Loan, and $10.0 million of principal was outstanding under the Special Working Capital Advance.

     As of June 28, 1998, the Company had $110 million available for borrowing under its inventory line of credit with FINOVA. The line of credit is secured by the Company's inventory financed by FINOVA. At June 28, 1998, the principal amount outstanding under this line of credit was $86.4 million. Under the terms of the agreement with FINOVA, the Company pays no interest on this borrowing.

     The IBMCC Financing Agreement provides that if Dort A. Cameron III ceases to own and/or control at least 35% of the issued and outstanding capital stock of the Company, the Company will be deemed to be in default under the IBMCC Financing Agreement. In addition, the IBMCC Financing Agreement contains restrictive covenants which require the Company to, among other things, (i) maintain a ratio of current assets to current liabilities of at least 0.83 to 1.00; (ii) maintain the total liabilities minus the aggregate outstanding principal amount of certain indebtedness during each fiscal year at an amount no greater than $800 million; (iii) not permit the sum of tangible net worth plus the aggregate outstanding principal amount of certain indebtedness to be less than $60 million for the fiscal quarter ended December 1997, $48.2 million for the fiscal quarter ended March 1998 and $38.7 million for all periods thereafter; (iv) not permit the ratio of EBIT for interest expense for the period of two consecutive fiscal quarters then ended to be less than 1.40 to
1.00 for the fiscal quarter ended December 1997, 1.60 to 1.00 for the fiscal quarter ended March 1998 and 1.70 to 1.00 for each fiscal quarter thereafter;
(v) not permit the consolidated net income for the fiscal quarter ended December 1997 to be less than 0.70% of sales for such fiscal quarter and for any fiscal quarter thereafter to be less than 1.00% of sales for such fiscal quarter; (vi) not permit the aggregate amount of capital expenditures made in any fiscal year to exceed $30 million net of dispositions related to such capital expenditures; and (vii) maintain working capital deficit of no more than ($100.5) million for the fiscal quarter ended December 1997, ($92.3) million for the fiscal quarter ended March 1998 and at least ($83.8) million for periods thereafter. As of June 28, 1998, the Company is in compliance with these restrictive covenants except for (iv) and (v) for which IBMCC has waived compliance.

     In addition, the IBMCC Financing Agreement prohibits the Company from paying cash dividends on Common Stock.

     On July 29, 1998, the Company completed its offering of $100 million aggregate principal amount of its 12 1/2% Senior Subordinated Notes due 2006 (see Note 10 to the Company's consolidated financial statements).

     Capital expenditures totaled $19.7 million during fiscal year ended June 28, 1998 and approximately $5 million was committed under existing purchase orders as of June 28, 1998. The Company believes its current cash balances and its available credit facilities will be sufficient to meet its anticipated cash needs for capital expenditures for the next 12 months. The Company intends to continue to finance a significant portion of its working capital needs through credit facilities. The Company believes that it may seek to raise additional funds through public or private equity or debt financing or from other sources to support the future growth of the business. However, there can be no assurance that the Company will be able to raise such additional funding.

Year 2000 Compliance

     The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administration functions. As the Year 2000 approaches, each of these computer systems will be affected in some way by the rollover of the two-digit year value to 00. If these systems are unable to properly recognize date sensitive information when the year changes to 2000, they could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct or reprogram and test the systems for Year 2000 compliance.

     ENTEX classifies its Year 2000 project into five phases: inventory, assessment, renovation, validation and implementation. Inventory is the process in which all electronic/computer components are defined for all systems (IT and non-IT). Assessment is the process in which all components are classified as either compliant or non-compliant. Renovation is the process in which a system is upgraded, replaced or retired. Validation is the process in which compliant systems are tested within the Company's infrastructure to validate that either the initial compliant assessment is correct or the upgrade or replacement from the renovation phase is compliant within the Company's infrastructure. Implementation is the process in which a compliant system is installed into the Company's production environment and is utilized to support business operations.

     The Company completed an inventory of its IT systems in December 1997. More than 30 systems were identified, prioritized according to criticality to business operations, and assessed for current compliance status. Based on the status, the Company has scheduled each system for either renovation or validation. The Company is now in the renovation or validation phases of its IT systems and currently intends to implement these systems by June 1999. The Company is currently implementing the R3TM Enterprise Resource Planning System from SAP at an estimated cost of $30 million over the twelve months ending March 1999. As of June 28, 1998, the Company has spent approximately $8 million. The Company's inventory and assessment of its non-IT systems (facilities and warehouse-based, including scanners, conveyers and security systems) is expected to be complete by December 31, 1998, followed by any required renovation. All validation and implementation of these non-IT systems is expected to be completed by June 1999. The Company expects to spend approximately $2 to $5 million in addition to the SAP implementation to complete its Year 2000 project upgrade.

     In addition to upgrading its own systems, the Company has contacted certain significant customers and suppliers to determine their Year 2000 compliance profile. To date, the Company has not received any information which would indicate that the Year 2000 will result in any significant disruption from them. The Company currently intends to complete joint testing of Year 2000 date data with its EDI customers and suppliers by June 1999.

     All potential risks and uncertainties associated with the Year 2000 issue can not be fully and accurately quantified. A contingency plan has been developed to renovate existing systems if the planned implementation of the SAP replacement system fails to adequately deal with the Year 2000 issue. Other contingency plans will be developed if third party data interchange partners fail compliance testing or if the replacement or renovation of other existing systems is not on schedule. Although the Company does not believe that any additional costs or potential loss in revenue will have a material adverse effect on the Company's business, operating results or financial condition, the Company is still analyzing its computer systems, and, to the extent they are not fully year 2000 compliant, there can be no assurance that the costs necessary to update software or potential systems interruptions would not have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company is exposed to interest rate risk primarily through its asset based financing agreement. The Company utilizes these borrowings to meet its working capital needs. As of June 28, 1998, the Company had borrowings of approximately $290,328,000 outstanding which have a variable interest rate of 7.75%. Using a yield to maturity analysis and assuming an increase in interest rate on these borrowings of 25 basis points, future cash flows would be effected by $726,000. The interest rate variability on all other debt would not have a material adverse effect on the Company's financial statements.

     Currently, the Company does not enter into financial instruments for trading or other speculative purposes or to manage interest rate exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Item 14 for an index of the Company's Consolidated Financial Statements and related schedule filed herewith.

Quarterly Results of Operations

     The following table sets forth certain unaudited quarterly statements of operations data for the eight quarters ended June 28, 1998, as well as such data expressed as a percentage of total net revenues. The unaudited data has been prepared on the same basis as the audited financial statements appearing elsewhere herein, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information for the periods presented. Such statement of operations data should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto appearing elsewhere herein. The operating results for any quarter are not indicative of the operating results for any future period.


                                                              Three Months Ended
                   --------------------------------------------------------------------------------------------------------
                   June 28,      March 29,   December 28, September 28,  June 29,  March 30,   December 29,   September 29,
                    1998           1998         1997          1997         1997      1997         1996            1996
                   ---------     ---------   ------------ -------------  --------  ---------   ------------   -------------
                                                     (In thousands, except per share data)
                                                                  (Unaudited)
Net revenues:
 Product revenues.. $ 482,198    $ 479,267     $543,758    $500,938     $542,032    $506,370     $552,609      $525,962
 Service revenues..   119,381      114,567      110,622     105,901      104,356      92,824       84,770        71,674
                      -------      -------      -------     -------      -------      ------       ------        ------
  Total net
  revenue..........   601,579      593,834      654,380     606,839      646,388     599,194      637,379       597,636
                      -------      -------      -------     -------      -------     -------      -------       -------
Cost of  revenues:
  Cost of
   products sold...   434,018      428,968      486,318     450,781      482,841     456,088      501,181       482,716
  Cost of services
   provided........    87,488       87,299       86,953      79,872       78,844      71,161       63,510        54,039
                       ------       ------       ------      ------       ------      ------       ------        ------
  Cost of revenues.   521,506      516,267      573,271     530,653      561,685     527,249      564,691       536,755
                      -------      -------      -------     -------      -------     -------      -------       -------
Product gross
  margin..........     48,180       50,299       57,440      50,157       59,191      50,282       51,428        43,246
Services gross
  margin..........     31,893       27,268       23,669      26,029       25,512      21,663       21,260        17,635
                       ------       ------       ------      ------       ------      ------       ------        ------
  Total gross
  margin..........     80,073       77,567       81,109      76,186       84,703      71,945       72,688        60,881
Selling, general and
  administrative
  expenses........     70,579       63,995       63,323      61,815       64,698      61,811       66,907        58,547
                       ------       ------       ------      ------       ------      ------       ------        ------
Income from
  operations......      9,494       13,572       17,786      14,371       20,005      10,134        5,781         2,334
Interest
  expense, net....      8,965        8,702        9,327       9,669        9,839       9,418        9,758         8,132
Other income......         --           --           --          --          462          --           --            --
                       ------      -------     --------    --------     --------    --------     --------      --------
  Income (loss)
   before
   income taxes...        529        4,870        8,459       4,702       10,628         716       (3,977)       (5,798)
Provision
  (benefit) for
  income taxes....        405            4            6           2            1           9            5            10
                       ------     --------      -------     -------      -------     -------      -------       -------
  Net income (loss) $     124    $   4,866     $  8,453    $  4,700     $ 10,627    $    707     $ (3,982)     $ (5,808)
                       ======     ========      =======     =======      =======     =======      =======       =======
Basic earnings
  (loss) per
  share...........  $      --    $     .15     $    .26    $    .15     $    .33    $    .02     $   (.12)     $   (.18)
                       ======     ========      =======     =======      =======     =======      =======       =======
Diluted earnings
  (loss) per share  $      --    $     .14     $    .25    $    .14     $    .33    $    .02     $   (.12)     $   (.18)
                       ======     ========      =======     =======      =======     =======      =======       =======


                                                              Three Months Ended
                   --------------------------------------------------------------------------------------------------------
                   June 28,      March 29,   December 28, September 28,  June 29,  March 30,   December 29,   September 29,
                    1998           1998         1997          1997         1997      1997         1996            1996
                   ---------     ---------   ------------ -------------  --------  ---------   ------------   -------------

Net revenues:
  Product
   revenues.......       80.2%        80.7%        83.1%       82.5%        83.9%       84.5%        86.7%        88.0%
  Service
   revenues.......       19.8         19.3         16.9        17.5         16.1        15.5         13.3         12.0
                       ------      -------     --------    --------     --------    --------     --------      --------
   Total net
    revenues......      100.0        100.0        100.0       100.0        100.0       100.0        100.0        100.0
Cost of revenues..       86.7         86.9         87.6        87.4         86.9        88.0         88.6         89.8
                       ------      -------     --------    --------     --------    --------     --------      --------
Gross margin(1)...       13.3         13.1         12.4        12.6         13.1        12.0         11.4         10.2
Selling, general
  and administrative
  expenses........       11.7         10.8          9.7        10.2         10.0        10.3         10.5          9.8
                       ------      -------     --------    --------     --------    --------     --------      --------
Income from
  operations......        1.6          2.3          2.7         2.4          3.1         1.7          0.9          0.4
Interest
  expense, net....        1.6          1.5          1.4         1.6          1.5         1.6          1.5          1.4
Other income......         --           --           --          --           --          --           --           --
                       ------      -------     --------    --------     --------    --------     --------      --------
Income (loss)
  before income
  taxes...........         --          0.8          1.3         0.8          1.6         0.1         (0.6)        (1.0)
Provision
  (benefit) for
  income taxes....         --           --           --          --           --          --           --           --
                       ------      -------     --------    --------     --------    --------     --------      --------
Net income
  (loss)..........         --%         0.8%         1.3%        0.8%         1.6%        0.1%        (0.6)%       (1.0)%
                       ======      =======     ========    ========     ========    ========     ========      =======

-------------
(1) Product gross margin as a percentage of product revenues and services gross margin as a percentage of service revenue for each period were as follows:


                                                             Three Months Ended
                        ---------------------------------------------------------------------------------------------------------
                         June 28,    March 29,   December 28,  September 28,   June 29,   March 30,   December 29, September 29,
                           1998        1998        1997            1997          1997       1997          1996         1996
                        ----------   ---------   ------------  -------------   --------   ---------   ------------ --------------

Product gross margin      10.0%      10.5%        10.6%         10.0%          10.9%      9.9%        9.3%         8.2%
Services gross margin     26.7%      23.8%        21.4%         24.6%          24.4%     23.3%       25.1%        24.6%


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers, directors and other key employees of the Company, and their ages and positions as of June 28, 1998, are as follows:

Name                                          Age       Position

Dort A. Cameron III........................     53     Chairman of the Board of Directors
John A. McKenna, Jr........................     43     President, Chief Executive Officer and Director
Kenneth A. Ghazey..........................     42     Executive Vice President, Finance and
                                                         Administration, Chief Financial Officer and Director
Dale H. Allardyce..........................     48     Executive Vice President, Operations
David J. Csira (1).........................     41     Executive Vice President, Field Operations
Michael G. Archambault.....................     46     Senior Vice President, Treasurer
Richard P. Bannon..........................     52     Senior Vice President, Controller
Lynne A. Burgess...........................     49     Senior Vice President, General Counsel
John F. Lyons..............................     45     Senior Vice President, Sales & Marketing
Mark G. Mindell............................     47     Senior Vice President, Human Resources
Richard Nathanson..........................     41     Senior Vice President, Services
William K. Todd............................     53     Senior Vice President, Manufacturing and Distribution
R. Randolph Devening (2)...................     56     Director
Linwood A. (Chip) Lacy, Jr. (2)............     53     Director
Frank W. Miller (2)........................     53     Director

-------------
(1) Mr. Csira resigned in May 1998.

(2) Member of the Audit and Compensation Committees.

     Mr. Cameron co-founded the Company in August 1993, and has served as a director and Chairman of the Board of the Company since its formation. From October 1988 to the present, Mr. Cameron has served as the managing general partner of EBD, L.P., the general partner of The Airlie Group, L.P., a private investment limited partnership; from June 1984 to the present, as the general partner of BMA, the general partner of Investment Limited Partnership, a private investment limited partnership; and from December 1995 to the present, as managing member of Airlie Enterprises LLC, a private consulting company ("Airlie Enterprises"). Mr. Cameron is currently serving as a director of TLC Beatrice Company. Mr. Cameron holds a B.A. from Middlebury College and an M.B.A. from Boston University. In 1983, Mr. Cameron was diagnosed with multiple sclerosis.

     Mr. McKenna co-founded the Company in August 1993, and has served as a Director and as President of the Company since its inception and as Chief Executive Officer since April 1996. From March 1989 to March 1993, Mr. McKenna held various positions with JWPIS, including Executive Vice President of Sales and Marketing, President of the Integration Services Division, and most recently as Senior Executive Vice President. Mr. McKenna holds a B.A. from Trinity College.

     Mr. Ghazey joined the Company as Executive Vice President, Finance and Administration, Chief Financial Officer and Director in January 1997. Mr. Ghazey served as President, Chief Operating Officer and a Director for Darling International, a publicly-owned food waste recycler, from 1993 to December 1996, and as Executive Vice President, Chief Financial Officer and Treasurer of Darling International from 1990 to 1992. Mr. Ghazey is a Certified Public Accountant and holds a B.S. in accounting from the University of Vermont.

     Mr. Allardyce joined the Company in February 1995 as Executive Vice President, Operations. From January 1993 to February 1995, Mr. Allardyce served as Senior Vice President of the TSI Business Unit at THORN Americas, Inc., a consumer rental company. From March 1982 to December 1992, Mr. Allardyce was employed by The Southland Corporation, an operator of convenience stores, most recently as Vice President of Distribution, Manufacturing and Procurement. Mr. Allardyce holds a B.B.A. in Industrial Management from the University of Texas.

     Mr. Archambault joined the Company in May 1997 as Vice President and Treasurer. From September 1989 to 1997, Mr. Archambault served as Vice President of Finance and Investor Relations for Symbol Technologies, Inc., a manufacturer of bar code data capture systems worldwide. From 1988 to September 1989, Mr. Archambault was Vice President of Finance at American Savings Bank. From 1980 to 1988, Mr. Archambault held various Accounting and Treasury positions with Combustion Engineering, Inc., most recently as Director of Investor Relations. Mr. Archambault is a Certified Public Accountant and holds an M.S. in Accounting and a B.S. in Finance from Northeastern University.

     Mr. Bannon joined the Company in December, 1996 as VP and Controller and has served as Senior Vice President and Controller since January, 1998. From January 1968 to December 1996, Mr. Bannon held various accounting and finance positions at IBM. Most recently, Mr. Bannon served as Director of Accounting Services. While at IBM, Mr. Bannon also held the positions of Director, External Financial Reporting; Controller, Storage Systems Division; Controller, Data Systems Division and Functional Manager Positions in Corporate Consolidation Accounting and Financial Planning. Mr. Bannon holds a B.B.A. from Iona College.

     Ms. Burgess joined the Company in May 1994 as Vice President and General Counsel and has served as Senior Vice President and General Counsel since January 1998. From October 1992 to May 1994, Ms. Burgess was Of Counsel at the law firm of Collier, Shannon, Rill and Scott, specializing in commercial and antitrust matters. From August 1978 to October 1991, Ms. Burgess was legal counsel for various business units within American National Can Company and served as Assistant General Counsel at American National Can Company from January 1987 to October 1991. Ms. Burgess holds a B.A. from William Smith College and a J.D. from Fordham University School of Law.

     Mr. Lyons joined the Company in April 1994 as Vice President, Marketing and has served as Senior Vice President, Sales and Marketing since October 1996. From August 1993 until March 1994, Mr. Lyons was Vice President, Sales and Marketing for Carrabassett Spring Water. From July 1976 to July 1993, Mr. Lyons held various sales and marketing management positions at IBM. Mr. Lyons holds a B.S. in marketing from Syracuse University.

     Dr. Mindell joined the Company in March 1998 as Senior Vice President, Human Resources. Immediately prior to joining the Company, he served as Vice President & CIO, Organization Networking for Wonderware Corporation, a plant floor automation software development company. From 1991 to 1996, Dr. Mindell held the positions of Director, Information Services & Business Reengineering and Director, Organization Planning & Development for Siemens Corporation, and, from 1985 to 1991, was President and CEO of Orecon Associates, a human resources, systems development and business reengineering consulting corporation. Dr. Mindell holds B.A. degrees in Communications and Political Science from Northern Illinois University, an M.A. in Organizational Communication from Central Michigan University and a Ph.D. in Organization Behavior from Kent State University.

     Mr. Nathanson joined the Company in July 1996 as Senior Vice President, Network and Professional Services in connection with the Company's acquisition of FCP, a network integration and professional services consulting firm and has served as Senior Vice President, Services since April 1997. From February 1984 to July 1996, Mr. Nathanson served as President and Chief Executive Officer of FCP.

     Mr. Todd joined the Company as Director of Distribution in August 1993 in connection with the acquisition of JWPIS. Mr. Todd served as Vice President of Logistics from July 1995 to January 1998, and since January 1998, has served as Senior Vice President of Manufacturing and Distribution at the Company's Integration Center in Erlanger, Kentucky. From September 1992 to August 1993, Mr. Todd was Director of Distribution for JWPIS. From September 1982 to August 1992, Mr. Todd held various positions at Wang Laboratories, most recently as Director of Manufacturing, including two years in Limerick, Ireland. Mr. Todd holds a B.B.S. in Business Management from New Hampshire College.

     Mr. Devening has served as a Director of the Company since June 1996. Since August 1994, Mr. Devening has served as President and Chief Executive Officer of Foodbrands America, Inc., a diversified food manufacturing company. From April 1993 to July 1994, Mr. Devening served as Vice Chairman and Chief Financial Officer of Fleming Companies, Inc., a food distribution and marketing company. From July 1989 to March 1993, Mr. Devening served as Executive Vice President and Chief Financial Officer at Fleming Companies, Inc. Mr. Devening holds a B.A. from Stanford University and an M.B.A. from the Harvard Graduate School of Business. Mr. Devening serves as a director of Hancock Fabrics Inc. and Hussmann Corporation, and is a director nominee of Factory Mutual Insurance Company.

     Mr. Lacy has served as a Director of the Company since June 1996. From July 1985 until May 1996, Mr. Lacy served as the Chief Executive Officer and Chairman of Ingram Micro Inc. and its predecessor company Micro D Inc., a distributor of microcomputer products. From December 1993 to January 1996, Mr. Lacy served as President of Ingram Industries, the holding company of Ingram Micro Inc. From June 1995 to April 1996, he served as the Chief Executive Officer of Ingram Industries. From October 1996 to October 1997, Mr. Lacy served as President and Chief Executive Officer of MicroWarehouse, a direct marketer of computer products. Mr. Lacy holds a B.S. in Chemical Engineering and an M.B.A. from the University of Virginia. Mr. Lacy serves as a director of Earthlink Network, Inc.

     Mr. Miller has served as a Director of the Company since September 1993. Since January 1995, Mr. Miller has served as President of Miller Associates, Inc., a management consulting firm. From February 1990 to December 1994, Mr. Miller served as the Vice Chairman and Chief Executive Officer of Darling International, a publicly owned food waste recycling company. Mr. Miller holds a B.S. in Industrial Management from the Lowell Technological Institute. Mr. Miller serves on the boards of directors of several private companies. Mr. Miller served as a director of Sound Advice, Inc. which sought bankruptcy protection under Chapter 11 of the Bankruptcy Code in Fiscal 1998.

     The Company currently has six directors. All directors serve on the Board of Directors of the Company until their successors are elected and qualified. There are no family relationships among any of the directors or executive officers of the Company. The Company's executive officers serve at the discretion of the Board of Directors.

     In June 1996, the Board of Directors established an Audit Committee and a Compensation Committee. The Audit Committee is currently comprised of Messrs. Devening, Lacy and Miller and is chaired by Mr. Miller. The Audit Committee oversees the activities of the Company's independent auditors and reviews with the independent auditors the Company's internal accounting procedures and controls. The Compensation Committee is currently comprised of Messrs. Devening, Lacy and Miller and is chaired by Mr. Devening. The Compensation Committee makes recommendations to the Board of Directors with respect to general compensation and benefit levels and other related matters, reviews and approves the compensation and benefits for the Company's executive officers, admin-isters the Company's stock purchase and stock option plans and makes recommendations to the Board of Directors regarding such matters.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     All reports required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed with the exception that the Annual Statement of Changes in Beneficial Ownership on Form 5 for each of Michael G. Archambault, R. Randolph Devening, Linwood A. Lacy, Jr. and Frank W. Miller were filed two days after the required filing date.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Officer Compensation

     The following table sets forth information concerning the compensation paid by the Company during the Company's fiscal years ending June 28, 1998 and June 29, 1997 to the Company's Chief Executive Officer, and each of the Company's four other most highly compensated executive officers (collectively, the "Named Officers"):

                                            Summary Compensation Table

                                                                                     Long-term
                                                                                    Compensation
                                                           Annual Compensation         Award
                                                                                     Securities       All Other
Name and Principal                             Fiscal                                Underlying     Compensation
Position                                        Year    Salary ($)    Bonus ($)    Options (#)(1)        ($)
------------------                             ------   ----------   ----------    --------------   ------------

John A. McKenna, Jr.........................    1998      373,461     127,750          30,000           17,533
   President and Chief Executive Officer        1997      350,000     150,171              --           21,333

Kenneth Ghazey (2)..........................    1998      298,462     100,375              --           12,299
   Executive Vice President, Finance and        1997      126,923          --         880,000            5,195
   Administration, and Chief Financial
   Officer

Dale H. Allardyce...........................    1998      260,769     107,035          75,000            2,396
   Executive Vice President, Operations         1997      224,423     155,371              --            5,462

David J. Csira (3)..........................    1998      230,000     118,844              --           52,032 (4)
   Executive Vice President, Field              1997      222,846     116,877          66,665            4,752
   Operations

John F. Lyons...............................    1998      199,520      88,750          25,000            2,933
   Senior Vice President, Sales and             1997      174,462     101,516              --            4,175
   Marketing

Richard Nathanson...........................    1998      193,800     117,910              --              344
   Senior Vice President, Services              1997      258,048     193,787 (5)     187,395            2,041

-------------

(1) The stock options listed in the table represent options to purchase Common Stock of the Company under the Company's 1996 Performance Incentive Plan ("PIP") or the Company's 1996 Stock Option Plan (the "EIS Plan") and have been adjusted for stock dividends.

(2) Mr. Ghazey was appointed Executive Vice President, Finance and Administration and Chief Financial Officer in January 1997.

(3)  Mr. Csira resigned in May 1998.

(4) Includes $49,232 paid to Mr. Csira pursuant to a Severance and Release Agreement, including payment for 120 hours of accrued vacation time.

(5) Includes $120,787 bonus payable by FCP at the time of the acquisition and paid by the Company after the closing.


                        Option Grants In Last Fiscal Year

     The following table sets forth for each of the Named Officers who received options granted during Fiscal 1998 certain information concerning such grants.

                                                                  Individual Grants
                                                  Percent of
                                   Number of        Total                                Potential Realizable Value
                                   Securities      Options     Exercise                 of Assumed Annual Rates of
                                   Underlying     Granted to     Price                  Stock Price Appreciation for
                                    Options       Employees       Per     Expiration        Option Term (3)
                                  Granted (#)     in Fiscal    Share (1)   Date (2)         5%           10%
Name                                                1998
----                              -----------     ----------   ---------  ----------    -----------------------------

John A. McKenna, Jr...........      30,000 (4)        1.52%      $6.64     02/09/08     $125,276      $317,473
Dale H. Allardyce.............      75,000 (5)        3.79%      $6.64     02/09/08     $313,190      $793,684
John F. Lyons.................      25,000 (6)        1.26%      $4.63     09/10/07     $141,770      $275,669

-------------

(1) In determining the fair market value of the Company's Common Stock, the Board of Directors considered various factors, including the Company's financial condition and business prospects, its operating results, the absence of a market for its Common Stock, the risks normally associated with investments in companies engaged in similar businesses and the market prices of securities of certain competitors. The exercise price for options granted under the PIP may be paid in any form as shall be permitted by the Company's Compensation Committee of the Board of Directors, including without limitation cash, shares of the Company's Common Stock, other awards granted or other property, including promissory notes. The exercise price for options granted under the EIS Plan may be paid in cash or other property including promissory notes, shares of the Company's Common Stock, or any form of "cashless" exercise, including by net exercise, as shall be permitted by the Company's Compensation Committee of the Board of Directors.

(2) Options may terminate before their expiration dates if the optionee's status as an employee or consultant is terminated or upon the optionee's death or disability. Options must generally be exercised within 30 days of the termination of the optionee's status as an employee or consultant of the Company, or within 12 months after such optionee's death or disability. If, however, an optionee is terminated for cause, all vested options shall be canceled on the date of grant.

(3) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the Company's future Common Stock prices.

(4) Represents 30,000 shares of the Company's Common Stock subject to a non-qualified stock option. All options were granted pursuant to the Company's PIP and vested immediately upon grant.

(5) Represents 45,000 shares of the Company's Common Stock subject to an incentive stock option and 30,000 shares of the Company's Common Stock subject to a non-qualified stock option. All options were granted pursuant to the Company's PIP. One-third of such options vested immediately upon grant and an additional one-third of such options shall vest after each anniversary of February 9, 1998.

(6) Represents 25,000 shares of the Company's Common stock subject to an incentive stock option. All options were granted pursuant to the Company's PIP. Twenty percent (20%) of such options vested on September 10, 1998, and an additional twenty percent (20%) of such options shall vest after each anniversary of September 10, 1998.


                          Fiscal Year-End Option Values

     The following table sets forth the value of outstanding options held by the Named Officers as of June 28, 1998 and has been adjusted for stock dividends.

                                      Number of Securities Underlying
                                       Unexercised Options at Fiscal         Value of Unexercised in-the-Money
                                                Year-End (#)                  Options at Fiscal Year-End (1)
                                      --------------------------------       ---------------------------------
Name                                  Exercisable        Unexercisable        Exercisable        Unexercisable
----                                  -----------        -------------       -------------       -------------

John A. McKenna, Jr.............        877,560             847,560           $1,703,596          $1,703,596
Kenneth Ghazey..................        333,330             546,670           $1,533,318          $2,514,682
Dale H. Allardyce...............         25,000              50,000                   --                  --
David J. Csira..................         71,665                  --           $  316,709                  --
John F. Lyons...................          5,000              20,000           $   10,050          $   40,200
Richard Nathanson...............         93,697              93,698           $  431,006          $  431,011

-------------
(1) Calculated on the basis of the fair market value of the Common Stock at June 28, 1998, $6.64 per share (as determined by the Company's Board of Directors), less the exercise price payable for such shares, multiplied by the number of shares underlying the option.

Director Compensation

     The Company does not pay cash compensation to its directors. However, under the Company's 1996 Non-Employee Director Stock Plan, each non-employee director receives an annual retainer and fees for each Board or committee meeting in the form of shares of the Company's Common Stock. In addition, the Company reimburses directors for expenses incurred in attending board and committee meetings. During Fiscal 1998, the Company issued an aggregate 59,126 shares of the Company's Common Stock to its non-employee directors pursuant to the Company's 1996 Non-Employee Director Share Plan. During Fiscal 1996 and Fiscal 1997, Mr. Devening and Mr. Lacy were each granted an aggregate 37,500 options to purchase shares of the Company's Common Stock in consideration for services rendered as a director of the Company.

     Since inception, the Company has paid Mr. Cameron a salary for services rendered in his capacity as Chairman of the Board. During Fiscal 1998, his annual salary was $400,000. On July 1, 1998, the Company entered into an employment agreement with Mr. Cameron. See "--Employment Agreements."

Employment Agreements

     The Company has entered into agreements with certain of the Company's executive officers, including John A. McKenna, Jr., the Company's President and Chief Executive Officer, Kenneth A. Ghazey, the Company's Executive Vice President, Finance and Administration, and Chief Financial Officer, Dale H. Allardyce, the Company's Executive Vice President, Operations, John F. Lyons, the Company's Senior Vice President, Sales and Marketing, Richard Nathanson, the Company's Senior Vice President, Services and Dort A. Cameron III, Chairman of the Board of Directors.

     Mr. McKenna's severance agreement provides that upon a Severance Event (as defined below), he will be entitled to a payment equal to 12 times his monthly compensation as of the date of termination (including his bonus or any variable compensation at 100% of target). In addition, if a Severance Event occurs or Mr. McKenna's employment is terminated prior to a public offering or change of control (as defined below) and the Company elects to repurchase his shares of Common Stock pursuant to the Stockholders' Agreement, Mr. McKenna shall be entitled to receive (i) the difference between the book value as of the end of the most recent fiscal year and the Share Value (as defined below) and (ii) a tax gross-up for the difference between ordinary income tax treatment and capital gains tax treatment resulting from such repurchase, computed to put Mr. McKenna in the same position he would have been in if he had timely made an Internal Revenue Code of 1986, as amended, Section 83(b) election. A "Severance Event" is defined as (i) a termination for any reason other than cause or as a result of his death, disability or voluntary resignation or (ii) a change of control which results in a reduction of his base compensation, a reduction in the level of authority or scope of responsibilities or relocation. The agreement provides for the acceleration of the vesting period pertaining to stock options granted to him in addition to extending his exercise period to two years after termination in the event of a Severance Event. Mr. McKenna's severance agreement terminates on August 6, 2000.

     Mr. Ghazey's at-will employment agreement provides for an initial annual base salary of $275,000 and participation in the ENTEX Management Incentive Plan at a target bonus of 50% of his base salary for 100% achievement of established goals. In addition, Mr. Ghazey's employment agreement provides that upon (i) the termination of his employment by the Company for other than cause or as a result of death, disability or voluntary resignation, (ii) a change of control (as defined below) or (iii) a unilateral decrease in his aggregate compensation, benefits and incentive package which is not uniformly applied to all other senior executive officers, he will be entitled to one year's base salary at the then current rate and all incentive compensation earned but not paid and under the Management Incentive Plan then in effect.

     Mr. Allardyce's and Mr. Lyon's agreements are effective until 24 months following a change of control (as defined below) or until November 30, 1998 if no change of control has occurred by such date. Mr. Allardyce's and Mr. Lyon's retention agreements provide that upon a change of control followed by (i) a termination for other than cause or as a result of his death, disability or voluntary resignation, (ii) a reduction in his compensation, (iii) a reduction in the level of authority or scope of responsibilities or (iv) a relocation, he will be entitled to 12 times his monthly compensation as of the date of termination (including his bonus at 100% of target).

     Mr. Nathanson's employment agreement provides for an initial monthly base salary of $18,333, participation in the ENTEX Management Incentive Plan at a target bonus of not less than 50% of his base salary and $1,000 per month for mortgage expenses. In addition, Mr. Nathanson's employment agreement provides that upon termination without cause, he will be entitled to severance payments equal to 12 times his monthly compensation as of the date of termination plus bonus at 100% of target. Mr. Nathanson is subject to a covenant not to compete until the later of July 1999 or one year after his employment with the Company is terminated.

     Mr. Cameron's employment agreement is effective until July 1, 2001. Mr. Cameron's employment agreement provides for an initial annual base salary of $400,000 and participation in the Company's existing and future long term incentive plans at a level determined by the Board of Directors. The Company has agreed to provide hospitalization, medical, dental and health coverage to Mr. Cameron and his spouse following the termination of Mr. Cameron's employment agreement for the remainder of their lives or until comparable coverage is obtained from another employer or until comparable coverage can be obtained at commercially reasonable rates, up to a maximum actual cost to the Company of $1.5 million. In addition, Mr. Cameron's employment agreement provides that upon
(i) death, (ii) disability or (iii) termination of his employment by the Company without cause or termination by Mr. Cameron for Good Reason (as defined below), he will be entitled to receive the base salary at the then current rate for the longer of (x) the remainder of the term of the agreement (without regard to the earlier termination) and (y) one year. Mr. Cameron is subject to a covenant not to compete until three years following the termination of his employment.

     A "change of control" for purposes of Mr. McKenna's agreement is defined as an event in which the Cameron Affiliates no longer own voting securities of the Company entitled to cast a majority of votes for election of the

Board of Directors of the Company. A "change of control" for purposes of Mr. Allardyce's, Mr. Lyon's and Mr. Ghazey's agreements is defined as a transfer of ownership or control of more than 50% of all of the assets or shares of the Company. For purposes of Mr. Cameron's employment agreement, for "Good Reason" means a termination of Mr. Cameron's employment agreement by Mr. Cameron following a reduction in his annual base salary, a material alteration in his authorities or responsibilities, the failure to elect or continue Mr. Cameron as Chairman of the Board of Directors, the failure to maintain directors and officers liability insurance covering Mr. Cameron or a material breach of the agreement by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of July 29, 1998 for (i) each person or entity who is known by the Company to beneficially own five percent or more of the outstanding Common Stock of the Company, (ii) each of the Company's directors, (iii) each of the Named Officers (as defined above), and
(iv) all directors and executive officers of the Company as a group:

                                                  Shares Beneficially Owned (1)
Name of Group or Beneficial Owners                      Number        Percent
----------------------------------                ------------------  ---------

Dort A. Cameron III(2)
   c/o ENTEX Information Services, Inc.
       Six International Drive
       Rye Brook, NY 10573..................            24,227,392        74.4%
IBM Credit Corporation(3)
   1133 Westchester Avenue
   White Plains, NY 10604...................             2,436,055         7.0
John A. McKenna, Jr.(4)(5)..................             1,519,764         4.6
Kenneth Ghazey(6)...........................               333,330         1.0
Dale H. Allardyce(7)........................               313,999         1.0
David J. Csira(5)(8)(9).....................               264,330         *
John F. Lyons(10)...........................               125,417         *
Richard Nathanson(11).......................                93,697         *
R. Randolph Devening(12)....................                44,709         *
Linwood A. (Chip) Lacy, Jr.(13).............                45,010         *
Frank W. Miller.............................                19,407         *
All directors and executive officers
   as a group (16 persons)(14)..............            27,279,387        80.1

-------------
*      Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of July 29, 1998, are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table, pursuant to the Stockholders' Agreement and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. See Items 1 and 13.

(2) Includes 21,407,739 shares registered in the name of ENTEX Associates L.P. Dort A. Cameron III is the sole stockholder of the Putnam Group, Inc., the general partner of ENTEX Associates L.P. Includes 150,000 shares of the Company's Common Stock owned by Mr. Cameron which are subject to an option exercisable within 60 days of July 29, 1998. Includes 1,851,850 shares currently owned by Mr. Cameron which are subject to an immediately exercisable option to purchase such shares which Mr. Cameron granted to IBMCC. See Item 13.

(3) Includes 1,851,850 shares of Common Stock currently owned by Mr. Cameron which are subject to an option immediately exercisable by IBMCC to purchase such shares and 584,205 shares of the Company's Common Stock subject to an immediately exercisable warrant. See Item 13.

(4) Includes 877,560 shares of Common Stock owned by Mr. McKenna which are subject to an option exercisable within 60 days of July 29, 1998. Excludes unvested options to purchase 847,560 shares of the Company's Common Stock.

(5) Pursuant to the Stockholders' Agreement, in the event that Mr. McKenna's or Mr. Csira's employment is terminated for any reason, the Company shall have the right to purchase all shares of Common Stock owned by him. If the Company is unable to purchase such shares in cash, the Cameron Affiliates will have a right to purchase such shares. The Company waived its right to purchase the shares of Common Stock held by Mr. Csira following the termination of his employment with the Company. See Items 1 and 13.

(6) Includes 333,330 shares of the Company's Common Stock owned by Mr. Ghazey which are subject to an option exercisable within 60 days of July 29, 1998.

(7) Includes 25,000 shares of the Company's Common Stock currently owned by Mr. Allardyce which are subject to an option exercisable within 60 days of July 29, 1998.

(8) Includes 71,665 shares of the Company's Common Stock currently owned by Mr. Csira which are subject to an option exercisable within 60 days of July 29, 1998.

(9)  Mr. Csira resigned in May 1998.

(10) Includes 5,000 shares of the Company's Common Stock currently owned by Mr. Lyons which are subject to an option exercisable within 60 days of July 29, 1998.

(11) Includes 93,697 shares of the Company's Common Stock currently owned by Mr. Nathanson which are subject to an option exercisable within 60 days of July 29, 1998.

(12) Includes 25,000 shares of the Company's Common Stock owned by Mr. Devening which are subject to an option exercisable within 60 days of July 29, 1998.

(13) Includes 25,000 shares of the Company's Common Stock owned by Mr. Lacy which are subject to an option exercisable within 60 days of July 29, 1998.

(14) Includes 1,657,752 shares of the Company's Common Stock which are subject to options exercisable within 60 days of July 29, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Share Ownership

     As of July 29, 1998, Dort A. Cameron III, the Company's Chairman, owned of record 2,669,653 shares of the Company's Common Stock. In addition, as of such date, ENTEX Associates, L.P., a Delaware limited partnership, owned 21,407,739 shares of the Company's Common Stock. Mr. Cameron is the sole stockholder of The Putnam Group, Inc., the general partner of ENTEX Associates, L.P. (the "Putnam Group"). Two of the limited partners of ENTEX Associates, L.P., Airlie Associates and Airlie Associates II, are general partnerships consisting of Mr. Cameron's relatives. The other limited partners of ENTEX Associates, L.P. are business associates of Mr. Cameron. Mr. Cameron has voting and dispositive power over the shares of the Company's Common Stock held by ENTEX Associates, L.P. and, accordingly, may be deemed to have beneficial ownership with respect to these shares. In connection with the restructuring of indebtedness under the IBMCC Financing Agreement in December 1996, Mr. Cameron and ENTEX Associates, L.P. ("Entex Associates"), along with Mr. McKenna, pledged the Common Stock held by each to IBMCC as additional collateral. See "--IBMCC Financing." The pledges of Mr. Cameron, ENTEX Associates and Mr. McKenna were released in 1998 in connecton with the Notes Offering.

Indebtedness Between the Company and Certain Affiliates

     In July 1993, Mr. Cameron, Airlie Associates and Airlie Associates II loaned $3.13 million, $340,000 and $780,000, respectively, to ENTEX Holdings, Inc. ("ENTEX Holdings"), the former parent of the Company which was merged with and into the Company on June 28, 1996 (the "Holdings Merger"). In addition, in December 1993 Mr. Cameron loaned ENTEX Holdings $312,500. These loans are evidenced by promissory notes (the "1993 Notes"). The 1993 Notes have been assumed by the Company and $415,925 principal amount was repaid in connection with the Holdings Merger. The remaining balance on the 1993 Notes, approximately $4.1 million, was repaid with the proceeds of the Notes Offering. On August 6, 1993, the Company borrowed $5.3 million from Citibank N.A. to partially finance the acquisition of JWPIS. Mr. Cameron personally guaranteed the repayment of this loan. In connection with the Holdings Merger, the outstanding balance of this loan, approximately $4.1 million, was repaid.

Payments to Affiliates

     From December 1993 to December 1995, ENTEX Holdings paid to the Putnam Group a monthly overhead allocation fee of $15,000 for a total of $360,000. Such monthly fee was paid by ENTEX Holdings to Airlie Enterprises from January 1996 to June 1996, and by the Company to Airlie Enterprises from July 1996 to the present. In addition, in October 1995, ENTEX Holdings paid a consulting fee to Airlie Enterprises in the amount of $500,000.

Transfer of Entex Holdings Investments; Assets

     During fiscal years 1994, 1995 and 1996, ENTEX Holdings invested $335,000 in National Teacher Academy, Inc. in exchange for promissory notes and shares representing 51% of the outstanding capital stock of National Teacher Academy, Inc. In connection with the Holdings Merger, ENTEX Holdings transferred to Mr. Cameron the promissory notes and stock of National Teacher Academy, Inc. in exchange for a $335,000 reduction in the amounts outstanding under the 1993 Notes. In July 1994, ENTEX Holdings invested $50,000 in Russian Investors, L.P. in exchange for shares representing approximately 10% of the profit of Russian Investors, L.P. In connection with the Holdings Merger, ENTEX Holdings transferred to Mr. Cameron the partnership interest of Russian Investors, L.P. in exchange for a $50,000 reduction in the amounts outstanding under the 1993 Notes. In June 1995, ENTEX Holdings loaned a consultant to the Company $30,925. In connection with the Holdings Merger, Mr. Cameron acquired the loan in exchange for a $30,925 reduction in Mr. Cameron's 1993 Note. In April 1996, the Company sold to Knowledge Alliance Holdings, Inc. ("KAH") the PC training business which the Company had previously acquired in connection with the merger of Random Access. The book value of such business was $1.1 million at the time of the transfer to KAH. In consideration for this transfer, the Company received shares of KAH representing 25% of its then outstanding capital stock. The Company also entered into an agreement with KAH to market these training services. The agreement granted the Company an option to purchase up to an additional 2,500 shares of common stock of KAH depending on the level of sales of such training services by the Company. KAH was granted the option to purchase the assets of the training business conducted by the Company in Minneapolis, Minnesota for book value of such assets on the date of acquisition. This option was exercised on August 1, 1996. For Fiscal 1999, the Company has outsourced substantially all of its training activities to KAH. Mr. McKenna serves as a director of KAH.

Stockholders' Agreement

     On December 10, 1993, ENTEX Holdings, Dort A. Cameron III, ENTEX Associates, L.P. and the Participants entered into the Stockholders' Agreement in connection with the sale and purchase of a total of 5,860,690 shares, net of repurchases, of the Common Stock (the "Original Shares") of ENTEX Holdings by the Participants.

The Stockholders' Agreement is binding on the Company as the successor corporation of ENTEX Holdings and all obligations of the Participants and the Cameron Affiliates relating to the shares of Common Stock of ENTEX Holdings relate to the shares of Common Stock of the Company. Pursuant to the Stockholders' Agreement, each of the Cameron Affiliates and each of the Participants agreed to vote their shares of Common Stock to elect one Participant nominated by the Participants and acceptable to the Cameron Affiliates to the Board of Directors of the Company. In addition, in the event of (i) any proposed capital reorganization of the Company, (ii) any reclassification or recapitalization of the Company, (iii) any transfer of all or substantially all of the assets of the Company, (iv) any consolidation or merger involving the Company and any other person, (v) any dissolution, liquidation or winding-up of the Company, or (vi) any material transaction affecting the capital stock of the Company which is not in the ordinary course of business and which is required by the laws of Delaware to be submitted to a vote of the stockholders of the Company, the Participants agreed to vote their shares of Common Stock in the same manner as the Cameron Affiliates.

     In addition, pursuant to the Stockholders' Agreement, in the event that certain Participants die or become disabled (the "Non-Electing Participants"), the Company will have the right to purchase all of the shares of Common Stock of such Participants. Upon death or disability, the Non-Electing Participants and their legal representatives will have the right to require the Company to purchase all of their shares of Common Stock. The per share price to be paid by the Company shall equal the greater of the Original Purchase Price (as defined below) or the Share Value (as defined below). As of July 29, 1998, the Non-Electing Participants total six individuals who collectively own 759,336 shares of Common Stock. The Company has obtained an insurance policy that would cover the purchase price of such shares in the event of the exercise of such put options. The Company will have the right to purchase shares of Common Stock if other Participants, including John McKenna and David Csira ("Plan 2 Participants"), are terminated for any reason. If a Plan 2 Participant's employment is terminated for cause, the per share value shall equal the lesser of Original Purchase Price and the Book Value (as defined below) and if for any other reason, shall equal the Book Value. If the Company is not able to pay for a Participant's shares of Common Stock in cash, the Company must assign its rights to the Cameron Affiliates. The Company waived its right to purchase the shares of Common Stock held by Mr. Csira following the termination of his employment with the Company.

     "Share Value" shall mean the amount determined by multiplying (a) the net income of the Company on a consolidated basis for the four most recent fiscal quarters of the Company immediately preceding the date of the termination of the Plan 1 Participant's employment, as shown on the financial statements of the Company, determined in accordance with GAAP, by (b) the Earnings Multiple, and dividing the product so obtained by the number of shares of Common Stock issued and outstanding on a fully diluted basis. "Earnings Multiple" shall mean the arithmetic average of the "price to earnings ratio" of each of certain publicly traded companies as reported in composite transactions in the Wall Street Journal on the last day of each of the six calendar months immediately preceding the date of repurchase of such Common Stock. "Original Purchase Price" shall mean the original purchase price paid for the Original Shares, as adjusted for stock dividends. "Book Value" shall mean the book value of a share of Common Stock as of the end of the most recent fiscal year.

     The Stockholders' Agreement will terminate upon the consummation of a public offering; provided, that the voting provisions shall terminate upon the earlier of (a) the consummation of a public offering or (b) December 10, 2000, and provided, further, that certain provisions relating to the Company's right to repurchase a Participant's shares of Common Stock shall terminate upon the earlier of (x) the consummation of a public offering or (y) a change of control. A "change of control" is defined as an event in which the Cameron Affiliates no longer own voting securities of the Company entitled to cast a majority of votes for election of the Board of Directors of the Company.

IBMCC Financing

     The Company has financed a significant portion of its working capital needs under the IBMCC Financing Agreement. IBMCC is the beneficial owner of more than 5% of the outstanding capital stock of the Company. The

IBMCC Financing Agreement provides for borrowings under the IBMCC Working Capital Line of Credit of up to $525.0 million, of which $89.7 million was owed to IBMCC on a non-interest bearing basis and was classified as accounts payable on the Company's consolidated balance sheet and $216.4 million was owed to IBMCC on an interest-bearing basis and was classified as notes payable, in each case after giving pro forma effect to the Offering of the Notes which closed in July 1998 and the use of proceeds therefrom. The amount of available borrowings under the IBMCC Financing Agreement may be adjusted upwards for higher seasonal purchasing requirements, and may be reduced by IBMCC upon 60 days' prior written notice. The IBMCC Working Capital Line of Credit matures on July 1, 2001 and is terminable upon 60 days' prior notice by IBMCC. Amounts outstanding under the IBMCC Working Capital Line of Credit bear interest at LIBOR plus 2.10% (7.75% at July 29, 1998). Such rate is subject to increase or decrease depending on the Company's financial performance. The IBMCC Working Capital Line of Credit is secured by certain inventory, accounts receivable and certain intellectual property. In connection with the Company's acquisition of Random Access in September 1995, the IBMCC Financing Agreement was amended to provide for the IBMCC Long-Term Loan in the original principal amount of $20 million. The IBMCC Long-Term Loan is required to remain outstanding unless there are no outstanding interest bearing advances under the IBMCC Financing Agreement. The IBMCC Financing Agreement was further amended in December 1996 and July 1997 to provide for the Short-Term Loan in the original principal amount of $55 million and the Special Working Capital Advance in the original principal amount of $20 million. The December 1996 and 1997 amendments also included favorable revisions to the financial covenant requirements and the payment schedule for the Company, including agreements to waive all financial covenant defaults pertaining to Fiscal 1997. The Short-Term Loan has been repaid in full. In addition, the IBMCC Long-Term Loan and the Special Working Capital Advance were repaid in full subsequent to June 28, 1998. The IBMCC Financing Agreement provides that if Dort
A. Cameron III ceases to own and/or control at least 35% of the issued and outstanding capital stock of the Company, the Company will be deemed to be in default. In connection with the financing arrangement, Mr. Cameron has granted to IBMCC an option to acquire 1,851,850 shares of Common Stock held by him. The option is immediately exercisable at a price of $.02 per share and expires July 15, 2001. IBMCC holds a warrant to purchase up to 333,350 shares of the Company's Common Stock which was committed to by ENTEX Holdings in August 1993 and issued in November 1994 in connection with a settlement of a dispute between International Business Machines Corporation, JWPIS and ENTEX Holdings. In connection with the restructuring of indebtedness under the IBMCC Financing Agreement in December 1996, Mr. Cameron, Mr. McKenna and ENTEX Associates, L.P. have pledged the Common Stock held by each to IBMCC as additional collateral. The pledges of Mr. Cameron, ENTEX Associates and Mr. McKenna were released in 1998 in connection with the Notes Offering. In connection with an amendment to the IBMCC Financing Agreement on July 15, 1997 the Company entered into a warrant agreement pursuant to which IBMCC was issued warrants to acquire up to 250,855 shares of Common Stock. All warrants issued to IBMCC under the warrant agreement may be exercised at any time prior to July 31, 2004 at an exercise price of $7.55. In addition, under the warrant agreement, IBMCC was granted the right to sell the Common Stock issuable upon exercise of the warrants (the "Warrant Shares") along with any sale of Common Stock representing more than 20% of the capital stock of the Company held by the Cameron Affiliates. Mr. Cameron has a right to require IBMCC to sell the Warrant Shares along with any sale of Common Stock representing 50% or more of the capital stock of the Company by the Cameron Affiliates. IBMCC was also granted certain demand and piggyback registration rights for the Warrant Shares. See Item 1 and 7 and Note 7 of the Notes to Consolidated Financial Statements.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Financial Statements and Schedules

     Financial Statements and Financial Statement Schedules. The following Consolidated Financial Statements and supporting schedule of ENTEX Information Services, Inc. and the Report of Independent Auditors are included at pages F-1 through F-17 of this Form 10-K.

 Description                                                           Page No.
 -----------                                                           --------

 Independent Auditors' Report...............................................F-1

 Consolidated Balance Sheets as of June 28, 1998
    and June 29, 1997 ......................................................F-2

 Consolidated Statements of Operations for Years
    Ended June 28, 1998, June 29, 1997 and June 30, 1996....................F-3

 Consolidated Statements of Cash Flows for the Years
   Ended June 28, 1998, June 29, 1997 and June 30, 1996.....................F-4

 Consolidated Statements of Stockholders' Equity
   (Deficit) for the Years Ended June 28, 1998,
   June 29, 1997 and June 30, 1996 .........................................F-5

 Notes to Consolidated Financial Statements.................................F-6

 Schedule II - Valuation and Qualifying Accounts and Reserves...............F-17

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

Reports on Form 8-K

     Current Report on Form 8-K dated August 11, 1998, reporting the completion on July 29, 1998, of the Company's offering of $100 million aggregate principal amount of its 12 1/2% Senior Subordinated Notes due 2006.

Exhibits

Exhibit Number                Description

   +2.1 Agreement and Plan of Reorganization by and between ENTEX Holdings, Inc. and the Company dated as of June 28, 1996.

   +2.2 Agreement and Plan of Merger by and among the Company, ENTEX Acquisition Corp. and Random Access, Inc. and related amendment.

   +2.3 Agreement and Plan of Reorganization among the Company, EIS Acquisition Corporation and FCP Technologies, Inc.

   +3.1        Certificate of Incorporation of the Company, as amended.

   +3.2        Amended and Restated By-Laws of the Company.

   +4.1        Form of the Company's Common Stock Certificate.

  +10.1 Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.

  +10.2 Agreement between John A. McKenna, Jr. and the Company dated August 7, 1994 and related amendment.

  +10.3 Letter Agreement between Kenneth A. Ghazey and the Company dated January 6, 1997.

  +10.4 Retention Agreement between Dale H. Allardyce and the Company dated November 17, 1997.

  +10.5 Retention Agreement between John F. Lyons and the Company dated November 17, 1997.

  +10.6 Letter Agreement between David J. Csira and the Company dated November 15, 1996.

  +10.7 Employment Agreement between Richard Nathanson and the Company dated July 10, 1996.

  +10.8        Stockholders' Agreement among ENTEX Holdings, Inc., Dort A.
               Cameron III and ENTEX Associates, L.P. dated December 10, 1993 and related amendments.

  +10.9 ENTEX Holdings, Inc. 1996 Stock Option Plan and related agreements.

  +10.10 ENTEX Information Services, Inc. 1996 Stock Option Plan and related agreements.

Exhibit Number                Description

  +10.11       1996 Performance Incentive Plan and related agreements.

  +10.12       1996 Non-Employee Director Stock Plan.

  +10.13       ENTEX Management Incentive Plan.

  +10.14 Sublease Agreement dated June 6, 1997 between General Electric Company and the Company and related consent.

  +10.15 Lease Agreement dated January 20, 1995 between Royal Executive Park II and the Company and related amendment.

  +10.16 Sublease Agreement dated August 6, 1993 between JWP Inc., and the Company and related amendments, consents and lease agreements.

  +10.17 Lease Agreement dated December 31, 1996 between the Company and Duke Realty Limited Partnership and related amendments.

  +10.18 Lease Agreement dated May 15, 1995 between the Company and Duke Realty Limited Partnership and related amendments.

  +10.19 Lease Agreement dated February 29, 1992 between the Company and 725 C.W. Associates Limited Partnership and related amendments.

  +10.20 Dealer Loan and Security Agreement between FINOVA Capital Corporation and the Company dated April 21, 1995 and Letter Agreements dated April 17, 1995 and May 17, 1996.

  +10.21 Fourth Amended and Restated Agreement for Wholesale Financing by and between IBM Credit Corporation and the Company and related amendments.

  +10.22 Warrant Agreement between IBM Credit Corporation, ENTEX Holdings, Inc. and the Company dated November 15, 1994.

  +10.23 Warrant Agreement between IBM Credit Corporation and the Company dated July 15, 1994.

   10.24 Employment Agreement dated July 1, 1998 by and between the Company and Dort. A Cameron III.

  +21          Subsidiaries of the Company.

   23          Consent of Independent Public Accountants.

Exhibit Number                Description

   24          Powers of Attorney (set forth on the signature page of this Form
               10-K).

   27          Financial Data Schedule.

--------------------

        + Incorporated by reference to the exhibits to the Company's Registration Statement on Form 10 filed on December 3, 1997, and all amendments thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ENTEX INFORMATION SERVICES, INC.


                                   By: /s/ John A. McKenna, Jr.
                                       ------------------------------------
                                       Name:  John A. McKenna, Jr.
                                       Title: President, Chief Executive Officer
                                              and Director

Date: September 25, 1998

                                POWER OF ATTORNEY

     Each person whose signature appears below hereby constitutes and appoints John A. McKenna, Jr. and Richard P. Bannon and each acting alone, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing necessary or appropriate to be done with this Form 10-K and any amendments or supplements hereto, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                  Title                                         Date
---------                                  -----                                         ----

/s/ Dort A. Cameron III                    Chairman of the Board                         September 25, 1998
-------------------------------------
         Dort A. Cameron III

/s/ John A. McKenna, Jr.                   President, Chief Executive Officer and        September 25, 1998
-------------------------------------
         John A. McKenna, Jr.              Director

/s/ Kenneth A. Ghazey                      Executive Vice President - Finance and        September 25, 1998
-------------------------------------      Administration, Chief Financial Officer and
          Kenneth A. Ghazey                Director

/s/ R. Randolph Devening                   Director                                      September 25, 1998
-------------------------------------
         R. Randolph Devening

/s/ Linwood A. Lacy, Jr.                   Director                                      September 25, 1998
-------------------------------------
         Linwood A. Lacy, Jr.

/s/ Frank W. Miller                        Director                                      September 25, 1998
-------------------------------------
           Frank W. Miller

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report.............................................   F-1

Consolidated Balance Sheets as of June 28, 1998 and June 29, 1997........   F-2

Consolidated  Statements of Operations for Years Ended
    June 28,  1998, June 29, 1997 and June 30, 1996......................   F-3

Consolidated  Statements of Cash Flows for Years Ended
    June 28,  1998, June 29, 1997 and June 30, 1996......................   F-4

Consolidated  Statements of  Stockholders'  Equity
    (Deficit)  for Years Ended  June 28, 1998, June 29, 1997
     and June 30, 1996...................................................   F-5

Notes to Consolidated Financial Statements...............................   F-6

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
   ENTEX Information Services, Inc.:

     We have audited the consolidated balance sheets of ENTEX Information Services, Inc. and subsidiaries as of June 28, 1998 and June 29, 1997 and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for each of the years in the three-year period ended June 28, 1998. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express our opinion on these consolidated financial statements and financial statement schedule based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ENTEX Information Services, Inc. and subsidiaries as of June 28, 1998 and June 29, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 28, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                 KPMG Peat Marwick LLP

Stamford, Connecticut
August 21, 1998


                                         ENTEX INFORMATION SERVICES, INC.


                                            CONSOLIDATED BALANCE SHEETS
                                     (Dollars in thousands, except share data)

                                                                          June 28,          June 29,
                                                                            1998              1997
                                                                      ----------------  ----------------
                                ASSETS
 Current assets:

    Cash...........................................................    $   14,265        $   15,838
    Trade receivables, net of allowance for doubtful
    accounts of $4,662 and $4,746,  respectively...................       368,344           334,196
    Vendor receivables, net of allowance of $3,787
      and $2,000, respectively.....................................        47,592            37,789
    Inventories....................................................       192,841           183,957
    Other current assets...........................................         8,683             9,228
                                                                       ----------        ----------
      Total current assets.........................................       631,725           581,008
    Property, plant and equipment, net.............................        61,009            55,049
    Goodwill, net of accumulated amortization of $12,861
      and $8,903, respectively.....................................        41,929            45,887
    Other assets, net..............................................         1,756             1,646
                                                                       ----------        ----------
        Total assets...............................................    $  736,419        $  683,590
                                                                       ==========        ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 Current liabilities:
    Accounts payable...............................................    $  338,602        $  269,962
    Accrued liabilities............................................        67,381            53,598
    Notes payable and current installments of long-term debt.......       295,681           348,276
                                                                       ----------        ----------
      Total current liabilities....................................       701,664           671,836
                                                                       ----------        ----------
    Long-term debt.................................................        53,239            48,215
    Other long-term liabilities....................................           661             1,271
                                                                       ----------        ----------
      Total long-term liabilities..................................        53,900            49,486
                                                                       ----------        ----------
        Total liabilities..........................................       755,564           721,322
                                                                       ----------        ----------
 Stockholders' equity (deficit):
 Preferred stock, 2,000,000 shares authorized; no shares                       --                --
    issued or outstanding..........................................
 Common stock, $.0001 par value; 100,000,000 shares authorized,
    32,413,366 and 32,357,840 shares issued, respectively..........             3                 3
 Additional paid-in capital........................................        19,477            19,003
 Retained earnings (deficit).......................................       (38,564)          (56,707)
 Treasury stock, 82,500 shares at cost.............................            (2)               (2)
 Cumulative translation adjustments................................           (59)              (29)
                                                                       ----------        ----------
      Total stockholders' equity (deficit).........................       (19,145)          (37,732)
                                                                       ----------        ----------
                                                                       $  736,419        $  683,590
                                                                       ==========        ==========

          See accompanying notes to consolidated financial statements.


                                         ENTEX INFORMATION SERVICES, INC.


                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Dollars in thousands, except share and per share data)

                                                                        Years Ended
                                                        June 28,         June 29,         June 30,
                                                          1998             1997             1996
                                                      -------------  ----------------  --------------
         Net revenues:
            Product revenues........................   $ 2,006,161     $ 2,126,973       $ 1,940,796
            Service revenues........................       450,471         353,624           207,511
                                                       -----------     -----------       -----------
              Total net revenues....................     2,456,632       2,480,597         2,148,307
                                                       -----------     -----------       -----------
         Cost of revenues:
            Cost of products sold...................     1,800,085       1,922,826         1,764,775
            Cost of services provided...............       341,612         267,554           168,957
                                                       -----------     -----------       -----------
              Cost of revenues......................     2,141,697       2,190,380         1,933,732
                                                       -----------     -----------       -----------
         Product gross margin.......................       206,076         204,147           176,021
         Services gross margin......................       108,859          86,070            38,554
                                                       -----------     -----------       -----------
            Total gross margin......................       314,935         290,217           214,575
         Selling, general and administrative               259,712         251,963           192,312
            expenses................................
         Nonrecurring stock compensation costs......            --              --            18,185
                                                       -----------     -----------       -----------
            Income from operations..................        55,223          38,254             4,078
         Interest expense, net......................        36,663          37,147            29,726
         Other income...............................            --             462                --
                                                       -----------     -----------       -----------
            Income (loss) before income taxes.......        18,560           1,569           (25,648)
         Provision for income taxes.................           417              25                28
                                                       -----------     -----------       -----------
            Net income (loss).......................   $    18,143     $     1,544       $   (25,676)
                                                       ===========     ===========       ===========
         Common Share Data:
            Basic earnings (loss) per share.........   $       .56     $       .05       $      (.82)
                                                       ===========     ===========       ===========
            Diluted earnings (loss) per share.......   $       .53     $       .05       $      (.82)
                                                       ===========     ===========       ===========

         Basic weighted average number of shares of
            common stock outstanding................    32,357,968      32,281,463        31,348,340
            Common equivalent shares from stock
              options and warrants using the
              treasury stock method.................     1,911,178       1,290,697                --
                                                       -----------     -----------       -----------
            Diluted weighted average number of
              shares of common stock outstanding....    34,269,146      33,572,160        31,348,340
                                                       ===========     ===========       ===========


          See accompanying notes to consolidated financial statements.

                                         ENTEX INFORMATION SERVICES, INC.


                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)


                                                        Years Ended
                                              June 28,    June 29,    June 30,
                                                1998        1997        1996
                                              ---------  ----------  ----------
 Cash flows from operating activities:
   Net income (loss)........................   $18,143     $  1,544   $ (25,676)
   Adjustments to reconcile net income
     (loss) to net cash used in operating
     activities:
     Stock compensation costs...............        --           --     16,185
     Depreciation and amortization..........    19,388       14,146     10,628
     Amortization of goodwill...............     3,958        4,239      3,012
     Provision for doubtful trade and
       vendor receivables...................     1,703        2,393      2,245
     Accretion on long-term debentures and
       notes................................     2,416        2,032      1,996
     Gain on sale of assets.................        --         (504)        --
     Stock benefit plan compensation costs..       180           --         --
     Other..................................      (593)          20        404
 Changes in working capital, net of effects
   of acquisitions:
   Trade receivables........................   (34,064)     (31,168)   (66,645)
   Inventories..............................    (8,884)      (8,161)   (24,141)
   Vendor receivables.......................   (11,590)     (18,219)   (11,463)
   Other current assets.....................       305         (396)     1,710
   Accounts payable and accrued liabilities.    64,260        8,635     17,371
   Other long-term liabilities..............      (413)        (661)      (296)
                                              --------     --------   --------
     Net cash provided by (used in)
       operating Activities.................    54,809      (26,100)   (74,670)
                                              --------     --------   --------
 Cash flows from investing activities:
   Sale of assets, net of expenses..........        --        2,285      8,483
   Capital expenditures.....................   (19,655)     (21,737)   (19,205)
   Cash paid for acquisitions...............        --       (7,216)   (21,970)
   Other....................................        --       (1,181)      (395)
                                              --------     --------   --------
     Net cash used in investing activities..   (19,655)     (27,849)   (33,087)
                                              --------     --------   --------
 Cash flows from financing activities:
   Proceeds from borrowing..................   124,794      230,621    112,050
   Change in cash overdraft.................    12,968      (13,687)    11,176
   Proceeds from long-term debt.............        --           --     28,103
   Issuance of common stock warrants........        --           --        897
   Proceeds from sale of common stock, net..       294          268        385
   Payments on debt.........................  (174,783)    (160,018)   (44,332)
                                              --------     --------   --------
   Net cash (used in) provided from
     financing activities...................   (36,727)      57,184    108,279
                                              --------     --------   --------
 Increase (decrease) in cash.................   (1,573)       3,235        522
 Cash at beginning of period.................   15,838       12,603     12,081
                                              --------     --------   --------
 Cash at end of period....................... $ 14,265     $ 15,838   $ 12,603
                                              ========     ========   ========
 Supplemental disclosure of cash flow
   information:
 Cash paid during the year for:
  Interest paid                               $  34,399   $  36,458   $ 28,081
                                              ========     ========   ========
  Taxes paid/(refunded)...................... $    (35)   $ (12,087)  $ 11,701
                                              ========     ========   ========


          See accompanying notes to consolidated financial statements.

                                         ENTEX INFORMATION SERVICES, INC.


                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                              (Dollars in thousands)

                                              Additional               Retained               Cumulative
                            Common Stock       Paid In     Deferred    Earnings    Treasury   Translation
                         Shares     Amount     Capital    Compensation (Deficit)     Stock    Adjustments        Total
                         ------     ------    ----------  ------------ ---------   --------   -----------    ------------

Balance, July 2, 1995      31,335   $    3    $    1,272    $    --    $ (32,575)   $   (5)   $    --        $ (31,305)
   Purchase of                 --       --            --         --           --        (7)        --               (7)
     treasury stock..
   Issuance of common
     stock under stock         80       --           381         --           --        10         --              391
     purchase
     arrangements....
   Issuance of common                                                                                              897
     stock warrants..          --       --           897         --           --        --         --
   Issuance of common       1,262       --         4,484         --           --        --         --            4,484
     stock...........
   Deferred                    --       --        11,701    (11,701)          --        --         --               --
     compensation....
   Amortization of
     deferred                  --       --            --     11,701           --        --         --           11,701
     compensation....
   Net (loss)........          --       --            --         --      (25,676)       --         --          (25,676)
                         --------   ------    ----------    -------    ---------    ------    -------        ---------
Balance, June 30, 1996     32,677        3        18,735         --      (58,251)       (2)        --          (39,515)
   Return of treasury        (429)      --            --         --           --        --         --               --
     stock...........
   Issuance of common         110       --           268         --           --        --         --              268
     stock...........
   Foreign currency            --       --            --         --           --        --        (29)             (29)
     change..........
   Net income........          --       --            --         --        1,544        --         --            1,544
                         --------   ------    ----------    -------    ---------    ------    -------        ---------
Balance, June 29, 1997     32,358        3        19,003         --      (56,707)       (2)       (29)         (37,732)
   Return of treasury         (70)      --            --         --           --        --         --               --
     stock...........
   Issuance of common          62       --           180         --           --        --         --              180
     stock...........
   Exercise of options         63       --           294         --           --        --         --              294
   Foreign currency            --       --            --         --           --        --        (30)             (30)
     change..........
   Net income........          --       --            --         --       18,143        --         --           18,143
                         --------   ------    ----------    -------    ---------    ------    -------        ---------
Balance, June 28, 1998     32,413   $    3    $   19,477    $    --    $ (38,564)   $   (2)   $   (59)       $ (19,145)
                         ========   ======    ==========    =======    =========    ======    =======        =========






          See accompanying notes to consolidated financial statements.

                        ENTEX INFORMATION SERVICES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


(1)  Summary of Significant Accounting Policies

(A) Description of the Business

     ENTEX Information Services, Inc. ("ENTEX" or the "Company") was formed for the purpose of acquiring, on August 6, 1993, the net assets of the personal computer and systems integration business of JWP Information Services, Inc. On June 28, 1996, the Company's former parent, ENTEX Holdings, Inc., ("Holdings") was merged with and into the Company. Holdings' investment in the Company represented its only substantive assets and operations, and accordingly, was accounted for like a pooling-of-interests transaction.

     ENTEX is a leading provider of integrated personal computer ("PC") management solutions to meet the distributed information technology systems and end user support requirements of Fortune 1000 companies and other large enterprises. ENTEX offers its customers a single source for integrated PC management solutions, including sophisticated PC infrastructure procurement and configuration, outsourcing and desktop migration and integration services.

(B) Fiscal Year

     The Company maintains its accounting records on a fifty-two week basis ending on the Sunday closest to June 30. The accompanying financial statements present the results of operations for the fiscal years June 30, 1997 to June 28, 1998, July 1, 1996 to June 29, 1997 and July 3, 1995 to June 30, 1996 .

(C) Consolidation

     The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(D) Inventories

     Inventory for resale is stated at the lower of cost or market value. Service parts inventory is valued using a moving weighted average market value method. The Company assesses the appropriateness of the inventory valuations giving consideration to obsolete, slow moving or non-saleable inventory.

(E) Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets. Such useful lives range from 25 years for buildings to three to seven years for furniture and equipment. Leasehold and capital improvements are amortized using the straight-line method over the estimated useful life of the property or over the term of the lease, whichever is shorter.

     The Company systematically reviews the recoverability of its long-lived assets by comparing their unamortized carrying value to their related undiscounted future cash flows. Any impairment is charged to expense when such determination is made.

(F) Capitalized Software

     The Company capitalizes certain computer software license acquisition costs which are amortized utilizing the straight-line method over their estimated useful lives, which range from five to eight years.

     In October 1997, the AICPA issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition", which supersedes SOP 91-1. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements, such as additional software products, upgrades or enhancements, to be allocated to the various elements of such sale based on "vendor-specific objective evidence of fair values" allocable to each such element. The Company's software sales primarily consist of shrink wrap and volume license agreement software sales. The Company's revenue recognition procedures as they relate to software sales comply with SOP 97-2.

     In 1998, the Company adopted the provisions of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. The impact of adopting SOP 98-1 did not have a significant impact on previously recorded amounts.

(G) Goodwill

     Goodwill relates to the excess of cost over the net assets of acquired businesses and is being amortized on a straight-line basis from ten to 20 years.

     The Company reviews the recoverability of goodwill by comparing the unamortized balance to the related anticipated undiscounted future cash flows and measures any impairment based on the excess of the unamortized balance over the present value of future cash flows, discounted using the Company's average cost of funds.

(H) Revenue Recognition

     Product revenue is recognized at the time of shipment to the customer. Service revenue is recognized at the time the service is rendered or ratably based on time elapsed or hours incurred if performed over a service contract period. Unrecognized service revenue is deferred and included with accrued liabilities and was $19,989 and $13,321 at June 28, 1998 and June 29, 1997, respectively.

(I) Vendor Programs

     The Company receives volume incentives and rebates (i.e. marketing development funds) from certain manufacturers related to sales of certain products which are recorded as a reduction of cost of sales when related products are sold. Other incentives may require specific incremental action on the part of the Company such as training, advertising or other pre-approved market development activities and are recognized as an offset to the related costs when the required action is performed.

(J) Risks & Uncertainties

     The Company's business is dependent in large measure upon its relationship with key vendors since a substantial portion of the Company's revenue is derived from the sales of the products of such key vendors. Changes in the dynamics of the industry, including the manner in which vendors approach the marketplace, or the termination of, or a material change to the Company's agreements with these vendors would have a material adverse effect on the Company. In addition, a material decrease in the level of marketing development programs offered by manufacturers, or an insufficient or interrupted supply of vendors' product would also have a material adverse effect on the Company's business. In addition, the Company's asset based borrowings are exposed to market risk due to fluctuations in interest rates.

(K) Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date.

(L) Financial Instruments

     The Company's financial instruments, principally cash, accounts receivable and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. As amounts outstanding under the Company's credit agreements bear interest approximating current market rates, their carrying amounts approximate fair value.

(M) Stock-Based Compensation

     The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees." No compensation expense has been recognized in 1998 or 1997 because the options had an exercise price equal to or greater than the market value of the common stock on the date of the grant.

(N) New Accounting Pronouncements

     The Financial Accounting Standards Board recently issued standards which will be applicable to the Company but which the Company has not yet adopted:
FASB Statement No. 130, "Reporting Comprehensive Income" and FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." These statements are not expected to have a significant impact on the financial statements.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is effective for fiscal years beginning after June 15, 1999 and based on current events the Company does not believe the statement will have a significant impact on the financial statements.

     On April 3, 1998, the Accounting Standards Executive Committee of the AICPA released SOP 98-5, "Reporting on the Costs of Start-Up Activities." The SOP, which is effective for periods beginning after December

15, 1998, requires that at the beginning of the fiscal year of adoption, the unamortized portion of deferred start up costs should be written off and reported as a change in accounting principle. Future costs of start-up activities should then be expensed as incurred. This statement is not expected to have a significant impact on the financial statements.

(O) Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted for both interim and annual financial statements for periods ending after December 15, 1997. The new standard simplifies the computation of earnings per share (EPS) and requires the presentation of two new amounts, basic and diluted earnings per share. During 1998, the company adopted SFAS 128 and restated its computation of EPS for all periods.

     Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the dilutive effect of common stock equivalents using the treasury stock method. Common stock equivalents include amounts computed on outstanding options and warrants.

(2)  Acquisitions and Divestitures

     On September 19, 1995 the Company purchased all of the outstanding shares of Random Access, Inc. ("Random Access") for $21,970. Random Access was a provider of information technology solutions through the sale of microcomputers and technical services to corporate and institutional clients in the western United States. The Company issued a $20,000 four year interest-bearing note payable to IBM Credit Corporation to fund this purchase. The acquisition has been accounted for as a purchase, and the results of operations of Random Access have been included in the accompanying financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair value of the net assets acquired was $28,317.

     On April 2, 1996, the Company sold the training business that was acquired as part of the Random Access acquisition to Knowledge Alliance Holdings, Inc. ("KAH"), a wholly owned subsidiary of Training Holdings LLC. Training Holdings LLC is a corporation controlled by Dort A. Cameron III, the Company's chairman and majority stockholder, and his affiliates. The training business assets had a net book value of approximately $1,100 and were exchanged for 2,500 shares of KAH common stock, which represented 25% of its then outstanding shares. There was no gain or loss recognized on the sale and the Company's $1,100 investment in KAH is included in other assets. In connection with this sale, KAH was granted the option to purchase the assets of the training business conducted by ENTEX in Minneapolis, MN for the book value of the assets on the date of acquisition. The option was exercised on August 1, 1996 and the purchase price was $235. In fiscal 1998, Knowledge Alliance issued additional shares of stock which reduced Entex's ownership percentage to 13%. Due to the fact that the Company exercises significant influence, the Company accounts for their investment using the equity method. The Company's share of earnings (loss) in KAH since April 2, 1996 is insignificant.

     On July 12, 1996, the Company acquired all the issued and outstanding stock of FCP Technologies Inc. ("FCP") for $7,216, including direct acquisition costs. FCP was a systems integrator based in Frederick, Maryland specializing in network integration, migration and consulting services. The acquisition has been accounted for as a purchase, and the results of operations of FCP have been included in the accompanying financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired was $14,077.

     On April 18, 1997, the Company sold Education Access, acquired as part of the acquisition of Random Access, for $2,285. The net gain on the sale was $504.

(3)  Inventories

         Inventories consist of the following:

                                                        June 28,   June 29,
                                                          1998       1997
                                                       ----------  ---------

                 Finished goods held for resale....... $ 180,320   $ 175,300
                 Service parts........................    12,521       8,657
                                                       ---------   ---------
                                                       $ 192,841   $ 183,957
                                                       =========   =========
(4)  Property, Plant and Equipment

         Property, plant and equipment consist of the following:

                                                          June 28,     June 29,
                                                            1998         1997
                                                         -----------  ----------

                 Land..................................  $  1,305    $   1,305
                 Building and building improvements....     8,478        8,437
                 Office and computer equipment.........    60,620       47,061
                 Furniture and fixtures................    12,002       11,471
                 Leasehold improvements................     7,335        7,083
                 Capitalized software..................    17,801        7,590
                 Other equipment.......................     6,462        6,363
                                                         --------     --------
                                                          114,003       89,310
                 Accumulated depreciation and
                 amortization..........................   (52,994)     (34,261)
                                                         --------     --------
                                                         $ 61,009     $ 55,049
                                                         ========     ========
(5)  Debt

         Debt consists of the following:

                                                         June 28,     June 29,
                                                           1998         1997
                                                        -----------  ----------

                 Asset based financing...............   $ 290,328    $ 338,005
                 Other short-term debt...............       5,353       10,271
                                                        ---------    ---------
                                                          295,681      348,276
                 Long-term debt......................      53,239       48,215
                                                        ---------    ---------
                    Total............................   $ 348,920    $ 396,491
                                                        =========    =========

(A)  Asset Based Financing

         The Company has asset based financing agreements with IBM Credit Corporation and Finova Capital Corporation which made credit available of up to $635,000 at June 28, 1998 and June 29, 1997. These agreements provide that a portion of the balance outstanding be non-interest bearing for a specific period of time ranging from 30 to 60 days. Interest rates under the agreements are prime plus 1/2% (base rate) at June 28, 1998 and June 29, 1997, respectively, except for $10,000 which bears interest at base rate plus 2%. The agreements are generally secured by inventories, equipment, and in certain instances, accounts receivable. The aggregate amounts outstanding under the IBM Credit Agreement as of June 28, 1998 and June 29, 1997 were $380,065 and $421,075, respectively. Of these amounts, $290,328 and $338,005, respectively, represent interest bearing liabilities and $89,737 and $83,070, respectively, are non-interest bearing and are included within accounts payable. Under the financing agreement with IBM Credit Corporation, a term loan in the original principal amount of $20 million is required to be outstanding unless there are no outstanding interest bearing advances under such financing agreement. $10 million of the IBM term loan remained outstanding at June 28, 1998 (see Subsequent Events note 10). The agreements may be termi-nated by the financiers immediately; upon certain events of default; or otherwise within sixty days by either party with notice. The amounts outstanding under the Finova Capital Agreement as of June 28, 1998 and June 29, 1997 were $86,390 and $91,077 respectively, are non-interest bearing and are included with accounts payable. Under these agreements the Company had available an additional $168,545 and $122,848 at June 28, 1998 and June 29, 1997, respectively.

     The above asset based financing agreements contain restrictive covenants with respect to maintenance of minimum tangible net worth, current ratio, fixed asset additions, fixed charges, and certain additional indebtedness. In addition, the IBM Credit Corporation agreement prohibits the Company from paying cash dividends on common stock. Under the IBM Credit Agreement at both June 28, 1998 and June 29, 1997, the Company was not in compliance with all such covenants but continued to maintain an excess collateral position. IBM Credit Corporation has waived all defaults arising from such non-compliance with covenants. As of July 29, 1998, the Company re-negotiated a $525 million, three-year credit facility with IBM Credit Corporation. The interest rate under the new arrangement is LIBOR plus 2.1% (7.75% at July 29, 1998).

(B)  Other Short-Term Debt

     Other short-term debt includes current installments of long-term debt totaling $5,138 at June 28, 1998 and $984 at June 29, 1997. Remaining amounts at June 28, 1998 and June 29, 1997 are notes payable carrying an effective interest rate of 4% to 7%.

     The weighted average interest rate on short term debt was 9.0% and 9.2% at June 28, 1998 and June 29, 1997, respectively.

(C)  Long-Term Debt

     Long-term debt consists primarily of (a) subordinated debentures discounted to yield 20% that will accrete to their face value of $43,128 by their due date of March 1, 2007 ($20,545 and $22,025 outstanding at June 28, 1998 and June 29, 1997, respectively), (b) a $17,250 note (outstanding at June 28, 1998 and June 29, 1997) issued in connection with the purchase of Random Access which bears interest at prime plus 2.5% and is due on September 19, 1999 (see Subsequent Events note 10), (c) a mortgage loan of $6,600 relating to the integration center in Erlanger, Kentucky which bears interest at 8.75% and is due February 2007, of which $4,405 and $4,794 was outstanding at June 28, 1998 and June 29, 1997, respectively, (d) $4,146 (outstanding at June 28, 1998 and June 29, 1997, respectively) in notes held by entities owned or controlled by the Company's Chairman that bear interest at prime plus 2.5% and are due on July 29, 2000 (see Subsequent Events note 10), (e) a $9,000 face amount six year interest bearing note ($6,892 and $0 outstanding at June 28, 1998 and June 29, 1997, respectively), due June 2002 bearing interest at 4.0% for the first two years, and at 6.0% for the final four years.

     Aggregate annual principal payments of long-term debt subsequent to June 28, 1998 (including the subordinated debentures at face value) are as follows:


               1999...........................  $  5,138
               2000...........................     6,173
               2001...........................    10,858
               2002...........................     7,254
               2003...........................     4,300
               Thereafter.....................    43,466
                                                  77,189
                                                  ------
               Less unaccreted interest.......   (18,812)
                                                 -------
                                                $ 58,377
                                                ========

(6)  Income Taxes

    The provision for income taxes consists of the following:

                                              For the Years Ended
                                   -----------------------------------------
                                    June 28,        June 29,       June 30,
                                      1998            1997           1996
                                   ------------    ----------     ----------
    Current:
       Federal..................       $ 417           $ --            $ --
       State....................          --             --              --
       Foreign..................          --             25              28
    Deferred:
       Federal..................          --             --              --
       State....................          --             --              --
                                       -----          -----           -----
         Total..................       $ 417          $  25           $  28
                                       =====          =====           =====

     For the current year, the provision for income taxes was offset by the utilization of a net operating loss carryforward. Realization of the remaining deferred tax asset associated with the net operating loss carryforward is dependent on the likelihood of generating sufficient taxable income prior to its expiration. In determining the need for a deferred tax asset valuation allowance, the Company considered the weight of available evidence to determine whether it was more likely than not that the deferred tax assets would be utilized. Due to the uncertainty of future results, it was concluded that realization of deferred tax assets was not "more likely than not" and, accordingly, a valuation allowance to reduce net deferred tax assets to zero was recorded.

     A reconciliation of the differences between income taxes computed at Federal statutory rates (35% in 1998 and 34% in 1997 and 1996) and the provision for income taxes is as follows:

                                               June 29,    June 30,    June 30,
                                                 1998        1997        1996
                                              ---------   ---------   ---------

Tax at statutory rate.......................  $ 6,496      $  533     $ (8,720)
Non-deductible goodwill.....................    1,004       1,051         782
Non-deductible meals and entertainment
expenses....................................      394         437         263
Alternative minimum tax.....................      417          --          --
State and local income tax, net of federal
benefit.....................................    1,040          --        (589)
Provision/(benefit) for valuation allowances   (8,995)     (1,982)      4,335
Non-deductible stock compensation expense...       --          --       3,978
Other.......................................       61         (14)        (21)
                                              -------      ------     -------
Provision for income taxes..................  $   417      $   25     $    28
                                              =======      ======     =======

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for tax and financial reporting purposes. Significant components of the Company's deferred tax assets and deferred tax liabilities at June 28, 1998 and June 29, 1997 are as follows:

                                                          June 28,      June 29,
                                                            1998          1997
                                                            ----          ----
   Deferred tax assets:
      Net operating loss carryforward.................   $ 10,774      $ 19,425
      Accruals and reserves not currently deductible..      4,456         3,768
      Allowance for bad debts.........................      1,563         1,576
      Inventory valuation reserves....................      4,932         2,157
      Other...........................................        981         1,873
                                                         --------      --------
                                                           22,706        28,799
      Valuation allowance.............................    (10,741)      (17,015)
                                                         --------      --------
        Total.........................................   $ 11,965      $ 11,784
                                                         ========      ========
   Deferred tax liabilities:
      Discount in subordinated debentures.............   $  6,457      $  7,106
      Other...........................................      5,508         4,678
                                                         --------      --------
        Total.........................................   $ 11,965      $ 11,784
                                                         ========      ========

     Net current and non-current assets/liabilities are insignificant.

     At June 28, 1998, the Company had a net operating loss carryforward of approximately $27,000, which will expire in 2009 through 2011. Of such amounts, approximately $7,700 relates to purchased net tax benefits which when realized will decrease goodwill by approximately $3,050.

(7)  Stock Options, Stock Benefit Plans and Warrants

     The Company has three stock options plans: the ENTEX Holdings 1996 Stock Option Plan (the "Holdings Plan") adopted February 1996, EIS Stock Option Plan (the "EIS Plan") adopted July 1996, and the Performance Incentive Plan (the "PIP") adopted August 1996 (collectively, the "Plans"). The Holdings Plan and the EIS Plan provide for the issuance of incentive stock options ("ISOs") and stock options that are non-qualified for Federal income tax purposes ("NQSOs"). The PIP provides for the issuance of ISOs, NQSOs, stock appreciation rights, restricted stock, deferred stock, dividend equivalents and other stock-related awards. The exercise price of the ISOs under all Plans may not be less than 100% of fair market value at the time of grant. Options granted under the Holdings Plan and the EIS Plan have an expiration of five years and generally vest over three years. Options granted under the PIP have an expiration of ten years and generally vest over five years. The Holdings Plan and EIS Plan were terminated in June 1996 and August 1996, respectively, and therefore no further grants can be awarded from such plans. At June 28, 1998 there were 4,389,350 shares reserved for issuance under the PIP and 4,592,000 shares reserved for issuance under the Holdings Plan and the EIS Plan. There were 6,411,955 options outstanding under all Plans at June 28, 1998.

     The Company has a Non-Employee Director Stock Plan, adopted August 1996, which provides for the crediting of stock units representing the right to receive common stock at not less than 100% of the fair market value at the time of the credit. At June 28, 1998, 46,754 shares have been reserved for issuance, and 53,246 shares have been issued.

     In fiscal year 1996, certain managers and employees owned common stock of the Company pursuant to Securities Purchase and Stockholders' Agreements ("Management Shares"), and share units pursuant to the 1993 Employee Share Unit Plan ("SharePlan Shares"). Effective June 28, 1996, as a result of an amendment to such plans, ownership was vested in the management shares, common stock was issued for share units, and the Company recorded compensation expense of $11,701 relating to the Management Shares and $4,484 relating to the SharePlan Shares based on fair value of the stock. The fair value of $3.56 was derived by applying average market multiples of publicly traded competitors of the Company to the Company's sales, operating income, EBITDA and forecasted net income. In addition, the Company assumed the obligation for the tax withholding requirement for the SharePlan Shares of $2,000, which was recorded as compensation expense. No compensation expense was recognized in connection with the Management Shares or SharePlan Shares for the years ended June 28, 1998 and June 29, 1997.

     At June 28, 1998 and June 29, 1997 there were 1,299,435 and 708,350 shares of common stock reserved for outstanding warrants held by lenders. Warrants to purchase 333,350 shares of common stock were granted on November 15, 1994, are exercisable for $.20 and expire on July 15, 2001. These warrants were issued in connection with a settlement of a dispute between the Company and the vendor. Warrants to purchase 375,000 shares of common stock granted on June 21, 1996 to Microsoft were exercisable for $14.40 per share and expire on June 21, 2003. These warrants were issued as consideration for less than market rate debt.

     In connection with an amendment to the IBMCC Financing Agreement on July 15, 1997, the Company entered into a warrant agreement pursuant to which IBMCC was issued warrants to acquire up to 250,855 shares of common stock. All warrants issued to IBMCC may be exercised at any time prior to July 1, 2004 at an exercise price of $7.55.

     On November 12, 1997, the Company issued an additional 340,230 warrants to Microsoft pursuant to the anti-dilution provisions in the original warrant purchase agreement. Concurrently, the exercise price was revised to $7.55, also pursuant to the anti-dilution provisions of the original warrant purchase agreement. The fair value of the re-priced 715,230 warrants was slightly below the $897,000 recorded in June 1996, as such no additional discount on the debt has been recorded.

     On November 25, 1997 the Board of Directors approved an increase in the number of authorized common stock shares from 10,000,000 to 100,000,000. In addition, the Board of Directors authorized a stock split in the form of a four-for-one stock dividend to holders of record as of November 25, 1997, whereby each such share will be equal to five shares of common stock. All references in the consolidated financial statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the four-for-one stock dividend.

     A summary of the Company's stock option activity, and related information for the fiscal years ended June 28, 1998, June 29, 1997 and June 30, 1996 is as follows (in thousands, except for the weighted average exercise prices):

                                               1998                        1997                        1996
                                      --------------------------------------------------------------------------------
                                                    Weighted                   Weighted                    Weighted
                                                    Average                    Average                      Average
                                                    Exercise                   Exercise                    Exercise
                                       Shares        Price        Shares        Price         Shares        Price
                                      ----------   -----------   ----------   -----------   ----------    ------------

Outstanding at beginning of year        5,120        $  5.19        3,260       $  5.03          --              --
   Granted......................        1,978           4.96        2,325          5.34       3,565         $  5.03
   Exercised....................          (63)          4.63           --            --          --              --
   Canceled.....................         (623)          5.61         (465)         4.46        (305)           4.63
Outstanding-- end of year.......        6,412           4.95        5,120          5.19       3,260            5.03
Exercisable-- end of year.......        2,058           4.27          365          2.38          10            9.02

     The following summarizes information about the Company's stock options outstanding and exercisable by price range at June 28, 1998 (options in thousands):

                                                  Outstanding                           Exercisable
                                -----------------------------------------------------------------------------
                                               Wt. Average
                                                Remaining
                    Range of                   Contractual   Weighted-Average               Weighted-Average
                 Exercise Prices    Number      Life Years    Exercise Price     Number      Exercise Price
                 ---------------   ---------  -------------  -----------------  --------    -----------------
                 $ .01-- $4.00        1,649         8.8            $ 2.04          515            $ 2.04
                 $4.00-- $8.00        4,103         6.4              4.87        1,504              4.91
                 $8.00-- $12.00         660         3.0              9.25           39              9.02


     Pro forma information regarding net income is required by SFAS No. 123 "Accounting for Stock Based Compensation", and has been determined as if the Company had accounted for its stock option plan under the fair value method of that statement. Pro forma net income and compensation expense are as follows:

                                                 June 28,     June 29,
                                                   1998         1997
                                                -----------  -----------
                                                    (In thousands,
                                                except per share data)

      Net income ................  As reported  $ 18,143     $  1,544
                                   Pro forma      17,082          721
      Compensation Expense.......  Pro forma       1,061          823
      Basic Earnings Per Share...  As reported       .56          .05
                                   Pro forma         .53          .02

     For purposes of pro forma disclosures only, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for all options was estimated at the date of grant using the Black-Scholes multiple option model with the following assumptions: Risk-free interest rates of 5.08% to 6.22%, for fiscal year 1998 and 6.22% to 6.39% for fiscal year 1997; expected dividend yield of 0.0%; and expected life of 3.0 to 8.8 years. The per share weighted-average fair value of options granted was $1.11 during fiscal year 1998 and $1.40 during fiscal 1997. Volatility was not a factor in calculating the fair value of options since the Company's stock is not publicly traded.

(8)  401(k) Plan

     The Company has a 401(k) Plan that covers all employees effective the first day of the month following 30 days of employment and who are at least 21 years of age. Employees may contribute between 1% and 15% of compensation subject to the limitations imposed by law. The Company will match up to 3% of the employee's eligible contribution. The amount charged to expense for the matching contribution was $2,008 and $1,655 for the years ended June 28, 1998 and June 29, 1997, respectively. There was no matching contribution for the year ended June 30, 1996.

(9)  Leases

     The Company routinely leases office buildings, equipment and automobiles. These leases expire at various dates through July 2005. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 28, 1998 are as follows:

                   Year Ending June:
                   ----------------
                     1999.......................   $  9,644
                     2000.......................      8,502
                     2001.......................      6,791
                     2002.......................      5,511
                     2003.......................      2,606
                     Thereafter.................      7,012
                                                   --------
                   Total minimum lease payments.   $ 40,066
                                                   ========

     Rent expense for all operating leases totaled $13,082, $11,908 and $9,412 for the years ended June 28, 1998, June 29, 1997, and June 30, 1996, respectively.

     The cost of assets recorded under capital leases was $273 and $1,870 at June 28, 1998 and June 29, 1997, respectively. Accumulated amortization on such assets was $152 and $638 at June 28, 1998 and June 29, 1997, respectively. The present value of capital lease obligations as of June 28, 1998 and June 29, 1997 was $64 and $579, respectively.

(10)  Subsequent Events

     On July 29, 1998, the Company completed its offering of $100 million aggregate principal amount of its 12-1/2% Senior Subordinated Notes due 2006 (the "Notes"). The Notes were issued pursuant to an indenture dated July 29, 1998, among the Company, the Guarantors and Marine Midland Bank, N.A., as Trustee. The Notes were privately placed in a transaction exempt from registration under the Securities Act of 1933, as amended. The net proceeds from the sale of the Notes were used to repay outstanding indebtedness of the Company, which resulted in an increase in working capital of approximately $65 million. Included in the amounts repaid were the remaining balance of the IBM Credit Corporation term loan as well as the $17,250 note related to the purchase of Random Access. In connection with the issuance and sale of the Notes, the Company re-negotiated a $525 million, three-year credit facility with IBM Credit Corporation. The interest rate under the new arrangements is LIBOR plus 2.10%. Concurrently, with the consummation of the offering, an affiliate of one of the investors purchased $10 million of common stock of the Company from its current shareholders. In connection with the purchase, the Company granted certain registration rights.

                                         ENTEX INFORMATION SERVICES, INC.

                           SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                              (Dollars in thousands)

                                              Balance at   Charged to   Charged to
                                               Beginning    Costs and      Other                      Balance at
             Description                       of Period    Expenses     Accounts    Deductions      End of Period
             -----------                       ---------    --------     --------    ----------      -------------
             Allowance for doubtful accounts
                1998........................  $ 4,746       $  795       $   --      $  (879) (1)      $ 4,662
                1997........................    4,101          474           --          171  (1)        4,746
                1996........................    2,455        2,101           --         (455) (1)        4,101
             Vendor receivable reserve
                1998........................    2,000        1,787           --           --             3,787
                1997........................       --        2,000           --           --             2,000
                1996........................       --           --           --           --                --

-------------
(1) Uncollectible accounts written off, net of recoveries.



                        ENTEX INFORMATION SERVICES, INC.

                                INDEX TO EXHIBITS


                                                                            Sequential Page
      Exhibit Number                           Description                      Number
      --------------                          -------------                 ---------------

             +2.1            Agreement and Plan of Reorganization by and
                             between ENTEX Holdings, Inc. and the                  --
                             Company dated as of June 28, 1996.

             +2.2            Agreement and Plan of Merger by and among             --
                             the Company, ENTEX Acquisition Corp. and
                             Random Access, Inc. and related amendment.

             +2.3 Agreement and Plan of Reorganization among -- the Company, EIS Acquisition Corporation and FCP Technologies, Inc.

             +3.1            Certificate of Incorporation of the                   --
                             Company, as amended.

             +3.2            Amended and Restated By-Laws of the Company.          --

             +4.1            Form of the Company's Common Stock                    --
                             Certificate.

            +10.1            Form of Indemnification Agreement entered             --
                             into by the Company with each of its
                             directors and executive officers.

            +10.2            Agreement between John A. McKenna, Jr. and            --
                             the Company dated August 7, 1994 and
                             related amendment.

            +10.3            Letter Agreement between Kenneth A. Ghazey            --
                             and the Company dated January 6, 1997.

            +10.4            Retention Agreement between Dale H.                   --
                             Allardyce and the Company dated
                             November 17, 1997.

            +10.5            Retention Agreement between John F. Lyons             --
                             and the Company dated November 17,  1997.



                                                                            Sequential Page
      Exhibit Number                           Description                      Number
      --------------                          -------------                 ---------------

            +10.6            Letter Agreement between David J. Csira and           --
                             the Company dated November 15, 1996.

            +10.7            Employment Agreement between Richard                  --
                             Nathanson and the Company dated July
                             10, 1996.

            +10.8            Stockholders' Agreement among ENTEX                   --
                             Holdings, Inc., Dort A. Cameron III and
                             ENTEX Associates, L.P. dated December 10,
                             1993 and related amendments.

            +10.9            ENTEX Holdings, Inc. 1996 Stock Option Plan           --
                             and related agreements.

            +10.10           ENTEX Information Services, Inc. 1996 Stock          --
                             Option Plan and related agreements.

            +10.11           1996 Performance Incentive Plan and related          --
                             agreements.

            +10.12           1996 Non-Employee Director Stock Plan.               --

            +10.13           ENTEX Management Incentive Plan.                     --

            +10.14           Sublease Agreement dated June 6, 1997                --
                             between General Electric Company and the
                             Company and related consent.

            +10.15           Lease Agreement dated January 20, 1995               --
                             -- between Royal Executive Park II and
                             the Company and related amendment.

            +10.16           Sublease Agreement dated August 6, 1993              --
                             between JWP Inc., and the Company and
                             related amendments, consents and lease
                             agreements.

            +10.17           Lease Agreement dated December 31,                   --
                             1996 -- between the Company and Duke
                             Realty Limited Partnership and related
                             amendments.

            +10.18           Lease Agreement dated May 15, 1995                   --
                             between -- the Company and Duke Realty
                             Limited Partnership and related
                             amendments.



                                                                            Sequential Page
      Exhibit Number                           Description                      Number
      --------------                          -------------                 ---------------

            +10.19           Lease Agreement dated February 29, 1992               --
                             between the Company and 725 C.W. Associates
                             Limited Partnership and related amendments.

            +10.20           Dealer Loan and Security Agreement                    --
                             between -- FINOVA Capital Corporation
                             and the Company dated April 21, 1995
                             and Letter Agreements dated April 17,
                             1995 and May 17, 1996.

            +10.21           Fourth Amended and Restated Agreement for             --
                             Wholesale Financing by and between IBM
                             Credit Corporation and the Company and
                             related amendments.

            +10.22           Warrant Agreement between IBM Credit                  --
                             Corporation, ENTEX Holdings, Inc. and the
                             Company dated November 15, 1994.

            +10.23           Warrant Agreement between IBM Credit                  --
                             Corporation and the Company dated July
                             15, 1994.

             10.24           Employment Agreement dated July 1, 1998 by            --
                             and between the Company and Dort. A Cameron
                             III.

            +21              Subsidiaries of the Company.                          --

             23              Consent of Independent Public Accountants.            --

             24              Powers of Attorney (set forth on the                  --
                             signature page of this Form 10-K).

             27              Financial Data Schedule.                              --

--------------------

        + Incorporated by reference to the exhibits to the Company's Registration Statement on Form 10 filed on December 3, 1997, and all amendments thereto.