Form 10-Q
period 1998-09-27
ENTEX INFORMATION SERVICES INC
filed 1998-11-12
CIK 1021086

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             ( X ) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 27, 1998

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the
         Securities and Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days:
                                YES ( X ) NO ( )

           The number of outstanding shares of the Registrant's Common
          Stock, par value $.0001 per share, was 32,423,160 (excluding
                  82,500 treasury shares) on October 30, 1998.


       -------------------------------------------------------------------

                        ENTEX INFORMATION SERVICES, INC.


                                      INDEX

                                                                    Page Numbers

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of
           September 27, 1998 and June 28, 1998                            2

           Consolidated Statements of Operations
           For the Three Months Ended September 27, 1998
           and September 28, 1997                                          3

           Condensed Consolidated Statements of Cash Flows for
           the Three Months Ended September 27, 1998
           and September 28, 1997                                          4

           Notes to Consolidated Financial Statements                      5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            6 - 9



PART II. OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities                                 10

Item 6.    Exhibits and Reports on Form 8-K                                10

           Signatures                                                      11

                        ENTEX INFORMATION SERVICES, INC.
                         Part I - Financial Information
                           Consolidated Balance Sheets
                    (Dollars in thousands except share data)


                                                                    Unaudited
                                                                  September 27,    June 28,
                                                                       1998          1998
                                                                   ----------  -----------
Assets
Current assets:
   Cash .........................................................   $   9,436    $  14,265
   Trade receivables (net of allowance for doubtful accounts
         of  $4,578 and $4,662, respectively) ...................     375,859      368,344
   Vendor receivables (net of allowances of $2,925 and $3,787
          respectively) .........................................      40,704       47,592
   Inventories ..................................................     142,947      192,841
   Other current assets .........................................       8,548        8,683
                                                                    ---------    ---------
          Total current assets ..................................     577,494      631,725
                                                                    ---------    ---------
Property, plant and equipment, net ..............................      65,363       61,009
Goodwill (net of accumulated amortization .......................
      of  $13,571 and $12,861, respectively) ....................      40,881       41,929
Other assets, net ...............................................       6,114        1,756
                                                                    ---------    ---------
   Total assets .................................................   $ 689,852    $ 736,419
                                                                    =========    =========

           Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
   Accounts payable .............................................   $ 298,106    $ 338,602
   Accrued liabilities ..........................................      69,994       67,381
   Notes payable and current installments of long-term debt .....     221,668      295,681
                                                                    ---------    ---------
          Total current liabilities .............................     589,768      701,664
                                                                    ---------    ---------
Long-term debt ..................................................     132,361       53,239
Other long-term liabilities .....................................         577          661
                                                                    ---------    ---------
          Total long-term liabilities ...........................     132,938       53,900
                                                                    ---------    ---------
   Total liabilities                                                  722,706      755,564
                                                                    ---------    ---------
Stockholders' equity (deficit):
Preferred stock, 2,000,000 shares authorized;
    no shares  issued or outstanding ............................        --           --
Common stock, $.0001 par value; 100 million shares ..............
    authorized, 32,407,656 and 32,413,366 shares issued and
    outstanding, respectively ...................................           3            3
Additional paid-in capital ......................................      19,539       19,477
Retained earnings (deficit) .....................................     (52,364)     (38,564)
Accumulated other comprehensive income ..........................         (30)         (59)
Treasury stock, 82,500 shares, at cost ..........................          (2)          (2)
                                                                    ---------    ---------
   Total stockholders' equity (deficit) .........................     (32,854)     (19,145)
                                                                    ---------    ---------
                                                                    $ 689,852    $ 736,419
                                                                    =========    =========


          See accompanying notes to consolidated financial statements.

                        ENTEX INFORMATION SERVICES, INC.
                      Consolidated Statements of Operations
                  (Dollars in thousands except per share data)


                                                                       Unaudited
                                                                  Three Months Ended
                                                               ---------------------------
                                                               September 27,  September 28,
                                                                    1998         1997
                                                                 ---------    ---------

Net revenues:
   Product revenues .......................................... $   438,252    $ 500,938
   Service revenues ..........................................     116,888      105,901
                                                               -----------    ---------
          Total net revenues .................................     555,140      606,839
                                                               -----------    ---------

Cost of revenues:
   Cost of products sold .....................................     405,479      450,781
   Cost of services provided .................................      84,901       79,872
                                                               -----------    ---------
          Cost of revenues ...................................     490,380      530,653
                                                               -----------    ---------

Product gross margin  ........................................      32,773       50,157
Services gross margin ........................................      31,987       26,029
                                                               -----------    ---------
          Total gross margin .................................      64,760       76,186

Selling, general and administrative expenses .................      68,857       61,815
                                                               -----------    ---------
          Income (loss) from operations ......................      (4,097)      14,371

Interest expense, net ........................................       9,695        9,669
                                                               -----------    ---------
          Income (loss) before income taxes ..................    (13,792)        4,702

Provision for income taxes ...................................          8             2
                                                               ----------     ---------
          Net income (loss)................................... $  (13,800)    $   4,700
                                                               ==========     =========


Common Share Data:

          Basic earnings (loss) per share .................... $     (.43)   $      .15
                                                               ===========   ==========

          Diluted earnings (loss) per share................... $     (.43)   $      .14
                                                               ==========    ==========

          Basic weighted average number of shares of
          common stock outstanding ........................... 32,402,154    32,399,060

          Common equivalent shares from stock
          options and warrants using the
          treasury stock method ..............................        --      1,337,145
                                                               ----------    ----------

          Diluted weighted average number of
          shares of common stock outstanding ................. 32,402,154    33,736,205
                                                               ==========    ==========



          See accompanying notes to consolidated financial statements.

                        ENTEX INFORMATION SERVICES, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                        Unaudited
                                                                    Three Months Ended
                                                                September 27, September 28,
                                                                    1998          1997
                                                                 ----------    ----------

Net cash provided by operating activities ....................   $   7,162    $  21,098
                                                                 ---------    ---------

Cash flows from investing activities:
    Capital expenditures .....................................      (8,593)      (4,219)
                                                                 ---------    ---------
             Net cash used in investing activities ...........      (8,593)      (4,219)
                                                                 ---------    ----------
Cash flows from financing activities:
    Proceeds from borrowings .................................     132,306       30,185
    Change in cash overdraft .................................      (3,527)       6,107
    Payments on debt .........................................    (132,177)     (58,679)
                                                                 ---------    ----------
           Net cash used in financing activities .............      (3,398)     (22,387)
                                                                 ---------    ----------
Decrease in cash .............................................      (4,829)      (5,508)

Cash at beginning of period ..................................      14,265       15,838
                                                                 ---------    ---------
Cash at end of period ........................................   $   9,436    $  10,330
                                                                 =========    =========
Supplemental disclosure of cash flow information:
    Interest paid ...........................................    $   8,566    $  10,383
                                                                 =========    =========

    Income taxes paid (refunded) ............................    $     587    $    (658)
                                                                 =========    =========



          See accompanying notes to consolidated financial statements.

                        ENTEX INFORMATION SERVICES, INC.
              Notes to Condensed Consolidated Financial Statements



1.  Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998.

The results of operations for the three months ended September 27, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending June 27, 1999.


2. Comprehensive Income

Effective for the quarter ended September 27, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). Comprehensive income includes both net income and other comprehensive income. Included in other comprehensive income are foreign currency translation gains (losses). In accordance with the disclosure requirements of FAS 130, comprehensive income (loss) for the three months ended September 27, 1998 and September 28, 1997 was $(13,771) and $4,692,
respectively. Other comprehensive income (loss) for the three months ended September 27, 1998 and September 28, 1997 was $29 and $(8), respectively.


3.  Subsequent Event

In October 1998, the Company's Board of Directors authorized management actions that will result in the reorganization of ENTEX's business to create two operating units: a Technology Acquisition Services Division and a Services
Division, each functioning as a separate operating division within ENTEX Information Services.

As a result of these actions, the Company will record a pre-tax restructuring charge estimated at $10 - $12 million during the second fiscal quarter ending December 27, 1998. The restructuring charge includes costs related to severance in connection with a workforce reduction, as well as branch office consolidation and facilities reductions. It is expected that the reorganization will be completed by the end of December 1998. In addition, the Company expects to record a further non-cash charge estimated at up to $10 - $15 million primarily in connection with the re-evaluation of the functionality of software investments that have been made which may require an alternative solution for portions of the new business lines.

                        ENTEX INFORMATION SERVICES, INC.
 Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section contains trend analysis and other forward-looking statements based on current expectations. Actual results may differ materially due to a number of factors. Reference is made to the Company's Annual Report on Form 10-K for a further discussion of certain business factors.

Overview

ENTEX is a leading provider of integrated personal computer ("PC") management solutions to meet the distributed information technology systems and end-user support requirements of Fortune 1000 companies and other large enterprises. ENTEX offers its customers a single source for integrated PC management solutions, including sophisticated infrastructure and configuration, outsourcing and desktop migration and integration services.

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

Results of Operations

The following table sets forth the percentage of total net revenues represented by the items in the Company's statements of operation for the periods indicated:


                                                             Three Months Ended
                                                             ------------------
                                                             Sept. 27, Sept. 28,
                                                               1998       1997
                                                              ------     ------
Net revenue:
     Product revenues ......................................    78.9%      82.5%
     Service revenues ......................................    21.1       17.5
                                                               -----      -----
           Total net revenues ..............................   100.0      100.0

Cost of revenues ........................                       88.3       87.4
                                                               -----      -----
Gross margin (1)                                                11.7       12.6

Selling, general and administrative
    expenses                                                    12.4       10.2
                                                               -----      -----
Income (loss) from operations                                   (0.7)       2.4
Interest expense, net ...................                        1.8        1.6
                                                               -----      -----
Income (loss) before income taxes .......                       (2.5)       0.8
Provision for income taxes ..............                        --         --
                                                               -----      -----
Net income (loss) .......................                       (2.5)%      0.8%
                                                               =====      =====

                        ENTEX INFORMATION SERVICES, INC.
 Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


     (1) Product gross margin as a percentage of product revenues and services gross margin as a percentage of service revenues for each period was as follows:

                                                     Three Months Ended
                                                     ------------------
                                                 Sept. 27,           Sept. 28,
                                                   1998                 1997
                                                  ------               ------
   Product gross margin                             7.5%               10.0%
   Services gross margin                           27.4%               24.6%


     Consolidated net loss for the three months ended September 27, 1998 was $13.8 million compared to consolidated net income of $4.7 million in the three months ended September 28, 1997. The net loss was primarily a result of a decrease in product revenues and the corresponding gross margin, as well as increased selling, general and administrative expenses, partially offset by increased service revenues and services gross margin.

     Product revenues: Product revenues were $438.3 million for the three months ended September 27, 1998 as compared to $500.9 million for the three months ended September 28, 1997, a decrease of $62.6 million or 12.5%. The revenue decline primarily reflects availability constraints during the quarter and a slowdown in orders from a number of significant customers as well as declining average sales prices.

     Service revenues: Service revenues were $116.9 million for the three months ended September 27, 1998 as compared to $105.9 million for the three months ended September 28, 1997, an increase of $11.0 million or 10.4%. The increase reflects increased demand from existing customers and the addition of new large accounts. Service revenues as a percentage of total net revenues increased to 21.1% for the quarter ended September 27, 1998 as compared to 17.5% in the quarter ended September 28, 1997 due to higher service revenues coupled with a decline in the product business. The Company is focused on continuing to increase service revenue.

     Gross margins: Total gross margins declined to 11.7% for the three months ended September 27, 1998 as compared to 12.6% for the three months ended September 28, 1997. Product gross margin as a percentage of product revenues declined to 7.5% or $32.8 million for the three months ended September 27, 1998 as compared to 10.0% or $50.2 million for the three months ended September 28, 1997. The decrease reflects pricing pressures and a reduction in vendor incentive programs. Services gross margin increased $6.0 million or 23% to $32.0 million, reflecting operating efficiencies on increased service revenues.

     Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of total revenues increased to 12.4% for the quarter ended September 27, 1998 from 10.2% in the previous year's quarter reflecting increased expenditures as well as lower sales volumes in the product business. For the three months ended September 27, 1998, selling, general and administrative expenses were $68.9 million compared to $61.8 million for the quarter ended September 28, 1997, an increase of $7.1 million, reflecting investments in company-wide infrastructure, training and field operations to support service business growth.

                        ENTEX INFORMATION SERVICES, INC.
 Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

     Income (loss) from operations: Loss from operations was $4.1 million for the three months ended September 27, 1998 as compared to income from operations of $14.4 million in the quarter ended September 28, 1997. The loss reflects the decline in gross margin on product revenues and increased selling, general and administrative expenses, partially offset by increased gross margin on service revenues.

     Interest expense, net: Net interest expense was essentially unchanged for the three months ended September 27, 1998 compared to the three months ended September 28, 1997.

     Provisions for income taxes: The Company utilized net operating loss carryforwards to offset federal income tax requirements for the three months ended September 28, 1997.

     Net income (loss): As a result of the factors mentioned above, net loss for the three months ended September 27, 1998 was $13.8 million as compared to net income of $4.7 million for the three months ended September 28, 1997.


Liquidity and Capital Resources

     The Company has historically financed its operations with borrowings under various credit lines. Cash provided by operating activities was $7.2 million for the three months ended September 27, 1998 as compared to $21.1 million for the comparable period in 1997.

     The cash provided by operations during the three months ended September 27, 1998 resulted primarily from depreciation and other non-cash charges to income, and from changes in operating assets and liabilities, partially offset by the net loss of $13.8 million.

     Cash used in investing activities (capital expenditures) was $8.6 million during the three months ended September 27, 1998 compared with $4.2 for the three months ended September 28, 1997.

     Cash used in financing activities was $3.4 million during the three months ended September 27, 1998 compared to $22.4 million for the three months ended September 28, 1997. During July 1998, the Company issued $100 million of 12 1/2% Senior Subordinated Notes due 2006. The net proceeds were used to repay outstanding indebtedness of the Company, resulting in an increase in working capital of approximately $74 million.

     At September 27, 1998, the Company had secured credit lines totaling $635 million, with $340.4 million outstanding under these lines. An aggregate amount of $293.8 million was outstanding under the IBMCC Line of Credit, of which $216.4 million was interest bearing. In addition, $46.6 million was outstanding under the line of credit with Finova Capital Corporation, none of which was interest bearing.

     At September 27, 1998, the Company had no material commitments other than obligations under its credit facilities, term notes and operating lease facilities.

                        ENTEX INFORMATION SERVICES, INC.
 Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


     The IBMCC Financing Agreement contains restrictive covenants with respect to maintenance of minimum tangible net worth, current ratio, fixed asset additions, fixed charges and certain additional indebtedness. In addition, the IBMCC Financing Agreement prohibits the Company from paying cash dividends on common stock. At September 27, 1998, the Company was not in compliance with certain of such covenants but continued to maintain an excess collateral position. IBMCC has waived all defaults arising from such non-compliance for the September quarter.

     The Company intends to continue to finance a significant portion of its working capital needs through credit facilities. The Company may seek to raise additional funds through public or private equity or debt financing or from other sources to support the future growth of the business. However, there can be no assurance that the Company will be able to raise such additional funding.

Recent Developments

     In October 1998, the Company's Board of Directors authorized management actions that will result in the reorganization of ENTEX's business to create two operating units: a Technology Acquisition Services Division and a Services
Division, each functioning as a separate operating division within ENTEX Information Services. The reorganization is intended to reduce costs and increase operational focus to respond to new market dynamics.

     As a result of these actions, the Company will record a pre-tax restructuring charge estimated at $10 - $12 million during the second fiscal quarter ending December 27, 1998. The restructuring charge includes costs related to severance in connection with a workforce reduction, as well as branch office consolidation and facilities reductions. It is expected that the reorganization will be completed by the end of December 1998. In addition, the Company expects to record a further non-cash charge estimated at up to $10 - $15 million primarily in connection with the re-evaluation of the functionality of software investments that have been made which may require an alternative solution for portions of the new business lines.

     ENTEX's Year 2000 Program continues. As of September 27, 1998, expenditures totaled $12.2 million. The Company is currently in the process of re-evaluating the scope and timing of the implementation of the R3TM Enterprise Resource Planning System from SAP. As an alternative, the Company will renovate its existing systems. Regardless of the outcome of this review, ENTEX does not anticipate a delay in the validation and implementation of its Year 2000 project or any increase in cash outlays from those disclosed in its 1998 Annual Report on Form 10-K.

     In November 1998, the Company deposited with the Indenture Trustee under its 12 1/2% Senior Subordinated Notes due 2006, funds to make the interest payment due February 1, 1999 on such notes.

                           PART II - OTHER INFORMATION



Item 3.    DEFAULTS UPON SENIOR SECURITIES

           The IBMCC Financing Agreement contains restrictive covenants with respect to maintenance of minimum tangible net worth,  current ratio, fixed  asset
           additions,   fixed   charges  and  certain   additional
           indebtedness. In addition, the IBMCC Financing Agreement prohibits the Company from paying cash dividends on common stock. At September 27, 1998, the Company was not in compliance with certain of such covenants but continued to maintain an excess collateral position. IBMCC has waived all defaults arising from such non-compliance for the September quarter.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits required by Item 601 of Regulation S-K.

                 (27)    Financial Data Schedule.

           (b) ENTEX filed a report on Form 8-K dated July 29, 1998 under Item 5, "Other Events", and
                 Item 7, "Financial Statements and Exhibits" during the quarter ended September 27, 1998. No financial information was included with this report.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                ENTEX Information Services, Inc.
                                                --------------------------------
                                                         (Registrant)


         November 12, 1998                           /s/ Kenneth A. Ghazey
                                                     ---------------------
                                                     Kenneth A. Ghazey
                                                     Executive Vice President,
                                                     Finance and Administration
                                                     and Chief Financial Officer




         November 12, 1998                           /s/ Richard P. Bannon
                                                     ---------------------
                                                     Richard P. Bannon
                                                     Senior Vice President,
                                                     Controller