Form 10-Q
period 1998-12-27
ENTEX INFORMATION SERVICES INC
filed 1999-02-11
CIK 1021086

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             ( X ) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended December 27, 1998

                                       or

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         For the transition period from _____________ to ______________

                       Commission file number : 000-23457


                        ENTEX INFORMATION SERVICES, INC.

             (Exact name of registrant as specified in its charter)


                       Delaware                     13-3715291
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

           The number of outstanding  shares of the  Registrant's  Common Stock, par value $.0001 per share, was 32,435,195 (excluding 82,500 treasury shares) on January 24, 1999.

                        ENTEX INFORMATION SERVICES, INC.

                                     INDEX

                                                                   Page Numbers
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of
        December 27, 1998 and June 28, 1998                              2

        Consolidated Statements of Operations
        For the Three and Six Months Ended December 27, 1998
        and December 28, 1997                                            3

        Condensed Consolidated Statements of Cash Flows for
        the Six Months Ended December 27, 1998
        and December 28, 1997                                            4

        Notes to Condensed Consolidated Financial Statements           5 - 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            7 - 14



PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                 15

        Signatures                                                       16

                        ENTEX INFORMATION SERVICES, INC
                         Part I - Financial Information
                          Consolidated Balance Sheets
                    (Dollars in thousands except share data)


                                                        Unaudited
                                                       December 27,     June 28,
                                                          1998            1998
                                                       -----------     ---------
                                     Assets
Current assets:
   Cash and cash equivalents                           $ 19,635        $ 14,265
   Trade receivables (net of allowance for doubtful
      accounts of $4,573 and $4,662, respectively)      369,098         368,344
   Vendor receivables (net of allowance of $3,187
      and $3,787, respectively)                          51,253          47,592
   Inventories                                          142,026         192,841
   Other current assets                                   6,808           8,683
                                                      ---------       ---------
         Total current assets                           588,820         631,725
                                                      ---------       ---------

Property, plant and equipment, net                       52,669          61,009
Goodwill (net of accumulated amortization of
   $14,805 and $12,861, respectively)                    39,833          41,929
Other assets, net                                         6,172           1,756
                                                      ---------       ---------
   Total assets                                        $687,494        $736,419
                                                      =========       =========

                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
   Accounts payable                                    $331,461        $338,602
   Accrued liabilities                                   72,656          67,381
   Notes payable and current installments
      of long-term debt                                 217,617         295,681
                                                      ---------       ---------
          Total current liabilities                     621,734         701,664
                                                      ---------       ---------
Long-term debt                                          132,895          53,239
Other long-term liabilities                                 477             661
                                                      ---------       ---------
          Total long-term liabilities                   133,372          53,900
                                                      ---------       ---------
Total liabilities                                       755,106         755,564
                                                      ---------       ---------

Stockholders' equity (deficit):

Preferred stock, 2,000,000 shares authorized;
   no shares issued or outstanding                         --              --
Common stock,  $.0001 par value;  100 million
   shares authorized, 32,429,910 and 32,413,366
   shares issued and outstanding, respectively                3               3
Additional paid-in capital                               19,576          19,477
Retained earnings (deficit)                             (87,161)        (38,564)
Accumulated other comprehensive income                      (28)            (59)
Treasury stock, 82,500 shares at cost                        (2)             (2)
                                                       --------        --------
   Total stockholders' equity (deficit)                 (67,612)        (19,145)
                                                       --------        --------
                                                       $687,494        $736,419
                                                       ========        ========




     See accompanying notes to condensed consolidated financial statements.

                                     Page 2

                        ENTEX INFORMATION SERVICES, INC.
                      Consolidated Statements of Operations
                  (Dollars in thousands except per share data)

                                               Unaudited                                  Unaudited
                                           ------------------                        ------------------
                                 Three Months Ended   Three Months Ended     Six Months Ended    Six Months Ended
                                     December 27,        December 28,           December 27,        December 28,
                                        1998                1997                    1998                 1997
                                 ------------------   ------------------     ----------------    ----------------

Net revenues:
   Product revenues              $    500,282         $     543,758          $     938,533        $   1,044,696
   Service revenues                   124,386               110,622                241,274              216,523
                                 ------------         -------------          -------------        -------------
          Total net revenues          624,668               654,380              1,179,807            1,261,219
                                 ------------         -------------          -------------        -------------

Costs and expenses:
    Cost of products sold             457,929               486,318                863,408              937,099
    Cost of services provided          92,465                86,953                177,366              166,825
    Inventory charges                   5,000                  --                    5,000                 --
    Selling, general and
      administrative expenses          68,324                63,323                137,181              125,138
    Restructuring costs                14,000                  --                   14,000                 --
    Unusual charges                    13,300                  --                   13,300                 --
                                  -----------           -----------            -----------          -----------
Income (loss) from operations         (26,350)               17,786                (30,448)              32,157

    Interest expense, net               9,015                 9,327                 18,710               18,996
          Other income                   (575)                 --                     (575)                --
                                  -----------           -----------            -----------          -----------
Income (loss) before income taxes     (34,790)                8,459                (48,583)              13,161

    Provision for income taxes              6                     6                     14                    8
                                  -----------           -----------            -----------          -----------
Net income (loss)                 $   (34,796)          $     8,453            $   (48,597)         $    13,153
                                  ===========           ===========            ===========          ===========

Common share data:

Basic earnings (loss) per share   $     (1.07)          $       .26            $     (1.50)         $       .41
                                  ===========           ===========            ===========          ===========

Diluted earnings (loss) per share $     (1.07)          $       .25            $     (1.50)         $       .39
                                  ===========           ===========            ===========          ===========

  Basic weighted average number
  of shares of common stock
  outstanding                      32,428,243            32,399,060             32,409,532           32,399,060

  Common equivalent shares from
  stock options and warrants using      --                1,328,665                  --               1,328,665
  the treasury stock method
                                   -----------          -----------            -----------          -----------
  Diluted weighted average number
  of shares of common
  stock outstanding                 32,428,243           33,727,725             32,409,532           33,727,725
                                   ===========          ===========            ===========          ===========





         See accompanying notes to condensed consolidated financial statements.


                                         Page 3



                        ENTEX INFORMATION SERVICES, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                          Unaudited
                                                      Six Months Ended
                                           December 27,             December 28,
                                              1998                      1997
                                              ----                      ----

Net cash provided by operating activities    $ 19,300                $  58,816

Cash flows from investing activities:
   Capital expenditures                       (11,493)                  (7,021)
                                            ---------                ---------
      Net cash used in investing activities   (11,493)                  (7,021)
                                            ---------                ---------
Cash flows from financing activities:
   Proceeds from borrowings                   147,719                   70,979
   Change in cash overdraft                     1,581                  (15,399)
   Payments on debt                          (151,737)                (139,294)
                                            ---------                ---------
      Net cash used in
        financing activities                   (2,437)                 (52,916)
                                            ---------                ---------
Increase (decrease) in cash
   and cash equivalents                         5,370                   (1,121)

Cash and cash equivalents:
   Beginning of period                         14,265                   15,838
                                            ---------                ---------
   End of period                            $  19,635                $  14,717
                                            =========                =========


Supplemental disclosure of cash
   flow information:


   Interest paid                            $  12,849                $  19,574
                                            =========                =========
   Income taxes paid (refunded)             $     817                $    (632)
                                            =========                =========





     See accompanying notes to condensed consolidated financial statements.


                                     Page 4

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

Cash equivalents include short-term, highly liquid investments with a maturity of three months or less from the date of acquisition. Included in cash equivalents are treasury notes of approximately $6 million to be used to finance a February 1, 1999 interest payment and are therefore restricted.

The results of operations for the six months ended December 27, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending June 27, 1999.


2. Special Items

In November 1998, the Company's Board of Directors authorized management actions that resulted in the reorganization of ENTEX's business to create two operating units: a Technology Acquisition Services Division and a Services Division, each functioning as a separate operating division within ENTEX Information Services. The reorganization was intended to reduce costs and increase operational focus to respond to new market dynamics.

As a result, during the second fiscal quarter ended December 27, 1998, the Company recorded a restructuring charge of $14 million. The restructuring charge includes $7 million to cover costs related to involuntary severance benefits in connection with a workforce reduction affecting approximately 450 employees, of which approximately 300 had left the Company at December 27, 1998. Reductions occurred in virtually all areas of the Company. In addition, the restructuring charge includes $7 million in connection with branch office consolidations, facilities reductions and other costs. As of December 27, 1998, $4.5 million of costs have been charged against the reserve. The remaining liability of $9.5 million at December 27, 1998, primarily relates to future lease obligations, net of estimates of sublease income and remaining severance payments, and is classified as accrued liabilities in the consolidated balance sheet.

Also, during the second fiscal quarter ended December 27, 1998, the Company recorded unusual items totaling $18.3 million (of which $15.7 million is non-cash) in connection with the reorganization. These non-recurring unusual items consist of $10.7 million related to the Company's abandonment of implementation of the R3TM Enterprise Resource Planning System ("ERP") from SAP, $5 million, recorded as cost of revenues, to expedite the liquidation of excess finished goods and spare parts, and $2.6 million primarily related to incentives to employees during the restructuring effort.

                        ENTEX INFORMATION SERVICES, INC.
              Notes to Condensed Consolidated Financial Statements



In addition, during the second fiscal quarter ended December 27, 1998, the Company recorded a gain of $575,000 in connection with the early retirement of $1.4 million of BusinessLand Incorporated debentures. The gain is classified as other income in the consolidated statement of income.


3. Comprehensive Income

Effective for the quarter ended September 27, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). Comprehensive income includes both net income and other comprehensive income. Included in other comprehensive income are foreign currency translation gains (losses). In accordance with the disclosure requirements of FAS 130, comprehensive income (loss) for the three and six months ended December 27, 1998 and December 28, 1997 was $(34,794) and $(48,566), and $8,454 and $13,146, respectively. Other comprehensive income
(loss) for the three and six months ended December 27, 1998 and December 28, 1997 was $2 and $31, and $1 and $(7), respectively.

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

                        ENTEX INFORMATION SERVICES, INC.
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the percentage of total net revenues represented by the items in the Company's statements of operation for the periods indicated:


                                     Three Months Ended                 Six Months Ended
                             December 27,        December 28,     December 27,     December 28,
                                1998                1997              1998             1997

Net revenue:
  Product revenues              80.1%               83.1%             79.5%            82.8%
  Service revenues              19.9                16.9              20.5             17.2
                               -----               -----             -----            -----
     Total net revenues        100.0               100.0             100.0            100.0

Cost of products sold           73.3                74.3              73.2             74.3
Cost of services provided       14.8                13.3              15.0             13.2
Inventory charges                 .8                 --                 .4              --
Selling, general and
   administrative expenses      10.9                 9.7              11.6             10.0
Restructuring costs              2.3                 --                1.2              --
Unusual items                    2.1                 --                1.1              --
                               -----               -----             -----            -----
Income (loss) from operations   (4.2)                2.7              (2.5)             2.5

Interest expense, net            1.5                 1.4               1.6              1.5

Other income                     (.1)                --                --              --
                               -----               -----             -----            -----

Income (loss) before
   income taxes                 (5.6)                1.3              (4.1)             1.0

Provision for income taxes       --                  --                 --              --
                               -----               -----             -----            -----

Net income (loss)               (5.6)%               1.3%             (4.1)%            1.0%
                               =====               =====             =====            =====




(1) Product gross margin as a percentage of product revenues and services gross margin as a percentage of service revenues (excluding unusual inventory charges) for each period was as follows:

                           Three Months Ended              Six Months Ended
                        Dec. 27,        Dec. 28,       Dec. 27,         Dec. 28,
                          1998           1997            1998             1997
                          ----           ----            ----             ----

Product gross margin       8.5%          10.6%           8.0%            10.3%
Services gross margin     25.7%          21.4%          26.5%            23.0%

                        ENTEX INFORMATION SERVICES, INC.
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


Three Months Ended December 27, 1998 Compared to Three Months Ended December 28, 1997

     Consolidated net loss for the three months ended December 27, 1998 was $34.8 million compared to consolidated net income of $8.5 million in the three months ended December 28, 1997. The results for the second fiscal quarter of 1999 include a restructuring charge and related non-recurring unusual items totaling $32.3 million (of which $16.1 million is non-cash) and a $575,000 gain on the early retirement of $1.4 million of debt. Excluding these items, the net loss for the quarter ended December 27, 1998 would have been $3.1 million, and was primarily a result of a decrease in product revenues and the corresponding gross margin, as well as increased selling, general and administrative expenses, partially offset by increased service revenues and services gross margin.

     Product revenues: Product revenues were $500.3 million for the three months ended December 27, 1998 as compared to $543.8 million for the three months ended December 28, 1997, a decrease of $43.5 million or 8.0%. The revenue decline primarily reflects gross margin pressure as well as declining average sales prices.

     Service revenues: Service revenues were $124.4 million for the three months ended December 27, 1998 as compared to $110.6 million for the three months ended December 28, 1997, an increase of $13.8 million or 12.4%. The increase reflects increased demand from existing customers and the addition of new large accounts. Service revenues as a percentage of total net revenues increased to 19.9% for the quarter ended December 27, 1998 as compared to 16.9% in the quarter ended December 28, 1997 due to higher service revenues coupled with a decline in the product business. The Company is focused on continuing to increase service revenues.

     Gross margins: Total gross margins declined to 11.1% for the three months ended December 27, 1998 as compared to 12.4% for the three months ended December 28, 1997. Excluding the non-recurring unusual charge to record costs to liquidate excess finished goods inventory, product gross margin as a percentage of product revenues was 8.5% or $42.4 million for the current quarter, as compared to 10.6% or $57.4 million for the three months ended December 28, 1997. The decrease is primarily the result of pricing pressures and a reduction in vendor incentive programs. Including the unusual charge, product gross margin as a percentage of product revenues declined to 7.7% or $38.4 million for the three months ended December 27, 1998. Excluding the costs to expedite the liquidation of excess spare parts, services gross margin increased $8.3 million or 34.7% during the current quarter to $31.9 million reflecting operating efficiencies on increased service revenues. Including these costs, services gross margin increased $7.3 million or 30.6% to $30.9 million.

     Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of total revenues increased to 10.9% for the quarter ended December 27, 1998 from 9.7% in the same period a year ago, reflecting increased expenditures as well as lower sales volume in the product business. For the three months ended December 27, 1998, selling, general and administrative expenses were $68.3 million as compared to $63.3 million for the quarter ended December 28, 1997, an increase of $5.0 million, reflecting increased investments in company-wide infrastructure and field operations to support service business growth.

                        ENTEX INFORMATION SERVICES, INC.
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


     Income (loss) from operations: Loss from operations was $26.4 million for the three months ended December 27, 1998 as compared to income from operations of $17.8 million in the quarter ended December 28, 1997. The loss reflects a $14 million restructuring charge and $18.3 million in non-recurring unusual items, as well as the decline in gross margin on product revenues and increased selling, general and administrative expenses, partially offset by increased gross margin on service revenues. Excluding the restructuring charge and unusual items, income from operations for the quarter ended December 27, 1998 was $5.9 million. See Note 2 to the condensed consolidated financial statements for additional details concerning the restructuring charge and unusual items.

     Interest expense, net: Net interest expense remained essentially unchanged for the three months ended December 27, 1998 as compared to the three months ended December 28, 1997. This is a result of reduced borrowing rates, partially offset by increased debt levels in the current quarter, compared to the year ago period.

     Other income: Other income for the second fiscal quarter ended December 27, 1998, represents a $575,000 gain on the early retirement of debt.

     Provisions for income taxes: The Company utilized net operating loss carryforwards to offset federal income tax requirements for the three months ended December 28, 1997.

     Net income (loss): As a result of the factors mentioned above, the net loss for the three months ended December 27, 1998 was $34.8 million as compared to net income of $8.5 million for the three months ended December 28, 1997.


Six Months Ended December 27, 1998 Compared to Six Months Ended
December 28, 1997

     Consolidated net loss for the six months ended December 27, 1998 was $48.6 million compared to consolidated net income of $13.2 million in the six months ended December 28, 1997. The results for the six months ended December 27, 1998 include the restructuring charge, non-recurring unusual items, and the gain on the early retirement of debt previously discussed. Excluding these items, the net loss for the six months ended December 27, 1998 would have been $16.9 million, and was primarily a result of a decrease in product revenues and the corresponding gross margin, as well as increased selling, general and administrative expenses, partially offset by increased service revenues and services gross margin.

     Product revenues: Product revenues were $938.5 million for the six months ended December 27, 1998 as compared to $1,044.7 million for the six months ended December 28, 1997, a decrease of $106.2 million or 10.2%. The revenue decline primarily reflects availability constraints during the period and a slowdown in orders from a number of significant customers as well as declining average sales prices.

     Service revenues: Service revenues were $241.3 million for the six months ended December 27, 1998 as compared to $216.5 million for the six months ended December 28, 1997, an increase of $24.8 million or 11.4%. The increase reflects increased demand from existing customers and the addition of new large accounts. Service revenues as a percentage of total net revenues increased to 20.5% for the six months ended December 27, 1998 as compared to 17.2% in the six months

                        ENTEX INFORMATION SERVICES, INC.
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


ended December 28, 1997 due to higher service revenues coupled with a decline in the product business. The Company is focused on continuing to increase service revenues.

     Gross margins: Total gross margins declined to 11.4% for the six months ended December 27, 1998 as compared to 12.5% for the six months ended December 28, 1997. Excluding the unusual charge, product gross margin as a percentage of product revenues was 8.0% or $75.1 million for the current period, as compared to 10.3% or $107.6 million for the six months ended December 28, 1997. The decrease reflects pricing pressures, product availability constraints and a reduction in vendor incentive programs. Including the non-recurring unusual inventory charge previously discussed, product gross margin as a percentage of product revenues declined to 7.6% or $71.1 million for the six months ended December 27, 1998. Excluding the costs associated with the liquidation of excess spare parts, previously discussed, services gross margin increased $14.2 million or 28.6% to $63.9 million reflecting operating efficiencies on increased service revenues. Including these costs, services gross margin increased $13.2 million or 26.6% to $62.9 million.

Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of total revenues increased to 11.6% for the six months ended December 27, 1998 from 10.0% in the same period in the previous year reflecting increased expenditures as well as lower sales volume in the product business. For the six months ended December 27, 1998, selling, general and administrative expenses were $137.2 million as compared to $125.1 million for the six months ended December 28, 1997, an increase of $12.1 million, reflecting increased investments in company-wide infrastructure, training and field operations to support service business growth.

     Income (loss) from operations: Loss from operations was $30.5 million for the six months ended December 27, 1998 as compared to income from operations of $32.2 million in the six months ended December 28, 1997. The loss reflects the restructuring charge and non-recurring unusual items, as well as the decline in gross margin on product revenues and increased selling, general and administrative expenses, partially offset by increased gross margin on service revenues. Excluding the restructuring charge and unusual items, income from operations for the six months ended December 27, 1998 was $1.8 million. See Note 2 to the condensed consolidated financial statements for additional details concerning the restructuring charge and unusual items.

     Interest expense, net: Net interest expense remained essentially unchanged for the six months ended December 27, 1998 as compared to the six months ended December 28, 1997. This is a result of reduced borrowing rates, partially offset by increased debt levels, compared to the year ago period.

     Other income: Other income for the six months ended December 27, 1998, represents a $575,000 gain on the early retirement of debt.

     Provisions for income taxes: The Company utilized net operating loss carryforwards to offset federal income tax requirements for the six months ended December 28, 1997.

     Net income (loss): As a result of the factors mentioned above, net loss for the six months ended December 27, 1998 was $48.6 million as compared to net income of $13.2 million for the six months ended December 28, 1997.

                        ENTEX INFORMATION SERVICES, INC.
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations



Liquidity and Capital Resources

     The Company has historically financed its operations with borrowings under various credit lines. Cash provided by operating activities was $19.3 million for the six months ended December 27, 1998 compared to $58.8 million for the comparable period in 1997.

     The decrease in cash provided by operations during the six months ended December 27, 1998 resulted primarily from the non-cash portion of the restructuring charge and unusual charges, depreciation, other non-cash charges to income and from changes in operating assets and liabilities, partially offset by the net loss of $48.6 million.

     Cash used in investing activities (capital expenditures) was $11.5 million during the six months ended December 27, 1998 compared with $7.0 million during the six months ended December 28, 1997.

     Cash used in financing activities was $2.4 million during the six months ended December 27, 1998 compared to $52.9 million during the six months ended December 28, 1997. During July 1998, the Company issued $100 million of 12 1/2% Senior Subordinated Notes due 2006. The net proceeds were used to repay outstanding indebtedness of the Company, resulting in an increase in working capital of approximately $74 million.

     At December 27, 1998, the Company had secured credit lines totaling $635 million, with $405.3 million outstanding under these lines. An aggregate amount of $319.6 million was outstanding under the IBMCC Working Capital Line of Credit with IBM Credit Corporation ("IBMCC"), of which $213.8 million was interest bearing. In addition, $85.7 million was outstanding under the line of credit with Finova Capital Corporation, none of which was interest bearing.

     At December 27, 1998, the Company had no material commitments other than obligations under its credit facilities, term notes and operating lease facilities.

     The IBMCC Financing Agreement contains restrictive covenants with respect to maintenance of minimum tangible net worth, current ratio and fixed charge coverage. In addition, the IBMCC Financing Agreement prohibits the Company from paying cash dividends on common stock. In December 1998, the Company renegotiated the IBMCC Financing Agreement resulting in favorable revisions to the financial covenant requirements and an increase in the financing rate from LIBOR plus 2.10% to LIBOR plus 2.60%. At December 27, 1998, the Company was in compliance with all financial covenants and maintained an excess collateral position.

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

                        ENTEX INFORMATION SERVICES, INC.
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations



Recent Developments

     In January 1999, the Company filed a registration statement on Form S-4 in connection with its offer to exchange any and all of its 12 1/2% Senior
Subordinated Notes due 2006 (the "Old Notes") with its 12 1/2% Senior Subordinated Notes due 2006, which have been registered under the Securities Act of 1933, as amended.

     In November 1998, the Company deposited with the Trustee under the Old Notes funds to make the interest payment due February 1, 1999 on such notes.

     In November 1998, the Company's Board of Directors authorized management actions that resulted in the reorganization of ENTEX's business to create two operating units: a Technology Acquisition Services Division and a Services
Division, each functioning as a separate operating division within ENTEX Information Services. The reorganization was intended to reduce costs and increase operational focus to respond to new market dynamics. As a result, the Company recorded restructuring and other unusual charges during the second fiscal quarter ended December 27, 1998. The restructuring charge includes costs related to severance in connection with a workforce reduction, as well as branch office consolidation and facilities reductions. See Note 2 to the Condensed Consolidated Financial Statements.

Year 2000 Compliance
     The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administration functions. As the Year 2000 approaches, each of these computer systems may be affected in some way by the rollover of the two-digit year value to 00. If these systems are unable to properly recognize date sensitive information when the year changes to 2000, they could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct or reprogram and test the systems for Year 2000 compliance.

     ENTEX classifies its Year 2000 project into five phases: inventory, assessment, renovation, validation and implementation. Inventory is the process in which all electronic/computer components are defined for all systems (information technology and non-information technology). Assessment is the process in which all components are classified as either compliant or non-compliant. Renovation is the process in which a system is upgraded, replaced or retired. Validation is the process in which compliant systems are tested within the Company's infrastructure to validate that either the initial compliant assessment is correct or the upgrade or replacement from the renovation phase is compliant within the Company's infrastructure. Implementation is the process in which a compliant system is installed into the Company's production environment and is utilized to support business operations.

                        ENTEX INFORMATION SERVICES, INC.
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


     The Company completed an inventory of its applications systems in December 1997. More than 30 systems were identified, prioritized according to criticality to business operations, and assessed for current compliance status. Based on this review, the Company has scheduled each system for either renovation or validation. At June 30, 1998, the Company was in the process of implementing the R3TM ERP from SAP. It was anticipated that the implementation of ERP would address Year 2000 compliance in many of the systems identified in the Company's inventory. The Company has now abandoned implementation of ERP and written off its investment of $10.7 million. As a result, the Company has begun to renovate existing systems identified in the inventory. Assessments have also been completed in the processing and telecommunications environments. A similar activity is now underway in the employee desktop environment and is expected to be completed by March 1999. As a result of these efforts, the Company intends to implement any required changes or upgrades by June 1999. The Company's inventory and assessment of its non-IT systems (facilities and warehouse-based, including scanners, conveyers and security systems) is expected to be complete by April 1999, followed by any required renovation. All validation and implementation of these non-IT systems is expected to be completed by June 1999. Total costs to complete the Company's Year 2000 project upgrade are now estimated at approximately $7 million. As of December 27, 1998, the Company has spent approximately $2.4 million.

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

     All potential risks and uncertainties associated with the Year 2000 issue can not be fully and accurately quantified. Contingency plans will be developed if third party data interchange partners fail compliance testing or if the replacement or renovation of other existing systems is not on schedule. Although the Company does not believe that any additional costs or potential loss in revenue associated with Year 2000 compliance initiatives will have a material adverse effect on the Company's business, operating results or financial condition, the Company is still analyzing its computer systems, and, to the extent they are not fully year 2000 compliant, there can be no assurance that the costs necessary to update software or potential systems interruptions would not have a material adverse effect on the Company's business, operating results and financial condition.

                           PART II - OTHER INFORMATION


            Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

                       (a)      Exhibits required by Item 601 of Regulation S-K.

                                (27)     Financial Data Schedule.


                       (b)       ENTEX   filed  a  report  on  Form  8-K  dated
                                 December 23, 1998 under Item 5, "Other Events", and Item 7, "Financial Statements and Exhibits." No financial statements were included with this report.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                             ENTEX Information Services, Inc.
                                                       (Registrant)



         February 10, 1999                    Michael G. Archambault
                                              Michael G. Archambault
                                              Senior Vice President, CFO
                                              and Treasurer



         February 10, 1999                    Shirley S. Mehta
                                              Shirley S. Mehta
                                              Vice President and Controller