Form 10-Q
period 1999-03-28
ENTEX INFORMATION SERVICES INC
filed 1999-05-18
CIK 1021086

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             ( X ) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 28, 1999

                                       or

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         For the transition period from _____________ to ______________

                       Commission file number : 000-23457


                        ENTEX INFORMATION SERVICES, INC.

             (Exact name of registrant as specified in its charter)


                     Delaware                             13-3715291
             (State or other jurisdiction                I.R.S. Employer
                  of incorporation)                   Identification Number)

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

           The number of outstanding shares of the Registrant's Common
          Stock, par value $.0001 per share, was 32,353,060 (excluding
                   82,500 treasury shares) on April 25, 1999.

                        ENTEX INFORMATION SERVICES, INC.

                                      INDEX

                                                                  Page Numbers
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of
March 28, 1999 and June 28, 1998                                       2

Consolidated Statements of Operations
For the Three and Nine Months Ended March 28, 1999
and March 29, 1998                                                     3

Condensed Consolidated Statements of Cash Flows for
the Nine Months Ended March 28, 1999
and March 29, 1998                                                     4

Notes to Condensed Consolidated Financial Statements                 5 - 7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                  8 - 14

Item 3. Quantitative and Qualitative Disclosures About
Market Risk                                                            15


PART II. OTHER INFORMATION

Item 3. Defaults Upon Senior Securities                                16

Item 6. Exhibits and Reports on Form 8-K                               16

Signatures 17

                        ENTEX INFORMATION SERVICES, INC.
                         Part I - Financial Information
                           Consolidated Balance Sheets
                    (Dollars in thousands except share data)

                                                        Unaudited
                                                         March 28,     June 28,
                                                           1999          1998

                                                        ----------     --------
                         Assets
Current assets:
   Cash and cash equivalents                            $  12,740     $  14,265
   Trade receivables (net of allowance for doubtful
     accounts of  $4,952 and $4,662, respectively)        337,642       368,344
   Vendor receivables (net of allowance of $3,461
     and $3,787, respectively)                             39,518        47,592
   Inventories                                             15,343        12,736
   Other current assets                                     6,448         8,683
   Current assets of discontinued operations to be sold    99,543       180,105
                                                        ---------     ---------
       Total current assets                               511,234       631,725

   Property, plant and equipment, net                      34,863        34,648

   Goodwill (net of accumulated amortization
      of  $3,064 and $2,319, respectively)                 11,108        11,853
   Other assets, net                                        6,216         1,756
   Noncurrent assets of discontinued operations
      to be sold                                           12,314        56,437
                                                         --------      --------
      Total assets                                       $575,735      $736,419
                                                         ========      ========

                          Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
   Accounts payable                                      $295,315      $338,602
   Accrued liabilities                                     66,793        67,381
   Notes payable and current installments
      of long-term debt                                   198,474       295,681
                                                         --------      --------
        Total current liabilities                         560,582       701,664

   Long-term debt                                         129,731        53,239
   Other long-term liabilities                                372           661
                                                         --------      --------
        Total long-term liabilities                       130,103        53,900

      Total liabilities                                   690,685       755,564
                                                         --------      --------

   Stockholders' equity (deficit):

   Preferred stock, 2,000,000 shares authorized;
       no shares  issued or outstanding                     --             --
   Common stock, $.0001 par value; 100 million
      shares authorized, 32,435,280 and 32,413,366
        shares issued and outstanding, respectively             3             3
   Additional paid-in capital                               19,591       19,477
   Retained earnings (deficit)                            (134,473)     (38,564)
   Accumulated other comprehensive income                      (69)         (59)
   Treasury stock, 82,500 shares at cost                        (2)          (2)
                                                          --------     --------
      Total stockholders' equity (deficit)                (114,950)     (19,145)
                                                          --------     --------
                                                          $575,735     $736,419
                                                          ========     ========
    See accompanying notes to condensed consolidated financial statements.

                           Page 2


                        ENTEX INFORMATION SERVICES, INC.
                      Consolidated Statements of Operations
                  (Dollars in thousands except per share data)




                                                          Unaudited                                    Unaudited
                                                     ------------------                           ------------------
                                          Three Months Ended     Three Months Ended     Nine Months Ended       Nine Months Ended

                                               March 28,              March 29,              March 28,               March 29,
                                                 1999                   1998                   1999                    1998
                                          ------------------     ------------------     -----------------       -----------------

      Net revenues                          $    121,470           $    111,180           $    356,460             $    320,900
                                            ------------           ------------           ------------             ------------

      Costs and expenses:
          Cost of services provided               96,217                 85,550                269,873                  248,517
           Inventory charges                        --                     --                    1,000                     --
           Selling, general and
              administrative expenses             33,602                 36,174                113,975                  110,167
           Restructuring costs                      --                     --                    2,000                     --
           Unusual charges                         2,500                   --                    3,800                     --
                                            ------------           ------------           ------------             ------------

      Income (loss) from operations              (10,849)               (10,544)               (34,188)                 (37,784)

      Interest expense, net                       10,487                  8,702                 29,197                   27,698
      Other income                                  (413)                  --                     (988)                    --
                                            ------------           ------------           ------------             ------------
         Loss from continuing
             operations before income taxes      (20,923)               (19,246)               (62,397)                 (65,482)

      Provision for income taxes                    --                        1                      2                       (1)
                                            ------------           ------------           ------------             ------------
         Loss from continuing operations         (20,923)               (19,247)               (62,399)                 (65,481)

      Discontinued operations:

         Income (loss) from operations (net of
            income tax expense)                   (9,646)                24,113                (16,767)                  83,500

         Loss on disposal                        (16,743)                  --                  (16,743)                    --
                                            ------------           ------------           ------------             ------------
             Net income (loss)              $    (47,312)          $      4,866           $    (95,909)            $     18,019
                                            =============          ============           ============             ============


      Basic earnings (loss) per common share:

              Continuing operations         $       (.64)           $      (.59)           $      (1.93)            $     (2.02)
              Discontinued operations               (.82)                   .74                   (1.03)                   2.58
                                            ------------           ------------            ------------             -----------
     Net income (loss)                      $      (1.46)           $       .15            $      (2.96)            $       .56
                                            ============            ===========            ============             ===========


                                                                                        $        (1.93)
      Diluted earnings (loss) per common share:
                                                                                        ---------------
              Continuing operations         $       (.64)           $      (.59)           $      (1.93)            $     (2.02)
              Discontinued operations               (.82)                   .74                   (1.03)                   2.58
                                            ------------           ------------            ------------             -----------
     Net income (loss)                      $      (1.46)           $       .15            $      (2.96)            $       .56
                                            ============            ===========            ============             ===========

       Basic and diluted weighted average
          number of shares of common
             stock outstanding                32,435,223             32,362,643              32,421,290              32,341,754
                                            ============            ===========            ============             ===========







                     See accompanying notes to condensed consolidated financial statements.



                                                      Page 3

                        ENTEX INFORMATION SERVICES, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                    Unaudited
                                                 Nine Months Ended
                                             --------------------------
                                             March 28,         March 29,
                                               1999              1998
                                               ----              ----

Net cash provided by operating activities   $  50,269        $   75,124
                                            ---------        ----------

Cash flows from investing activities:
   Capital expenditures                       (14,538)          (12,249)
   Proceeds from disposals                        530              --
                                            ---------        ----------
       Net cash used in investing
          activities                          (14,008)          (12,249)
                                            ---------        ----------
Cash flows from financing activities:
   Proceeds from borrowings                   217,074            80,658
   Change in cash overdraft                   (10,969)            7,927
   Debt financing costs                        (4,367)             --
   Proceeds from sales of common stock, net       114               291
   Payments on debt                          (239,638)         (158,358)
                                            ---------        ----------
        Net cash used in
          financing activities                (37,786)          (69,482)


   Decrease in cash and cash equivalents       (1,525)           (6,607)

   Cash and cash equivalents:
      Beginning of period                      14,265            15,838
      End of period
                                            ---------        ----------
                                            $  12,740        $    9,231
                                            =========        ==========
   Supplemental disclosure of cash
      flow information:

      Interest paid                         $  24,977        $   27,387
                                            =========        ==========
      Income taxes paid (refunded)          $   1,485        $     (372)
                                            =========        ==========






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

Reclassifications of prior-year data have been made, where appropriate, to conform to the current year presentation.

The results of operations for the nine months ended March 28, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending June 27, 1999.


2. Discontinued Operations

Effective May 10, 1999, the Company sold certain assets (inventory, land and building, and fixed assets) of its Technology Acquisition Services ("TAS") Division to CompuCom Systems, Inc. ("CompuCom"). The transaction was structured as an asset sale for cash. Included in the sale were all of the inventory and equipment in the Company's Erlanger, Kentucky Integration Center and its Corporate Account Call Center in Mason, Ohio. Over 1000 employees in the Company's former TAS Division will become employees in CompuCom. After giving effect to the proceeds of $137.4 million received by the Company for the transaction, and after accounting for the write-off of goodwill, inventories and fixed assets and deal-related expenses, the transaction will result in a loss for ENTEX. This loss of $16.7 million, and the loss from operations of $16.8 millionfor the nine months ended
March 28, 1999, which includes a $12 million inventory charge related to the expedited liquidation of inventory as opposed to through the normal course of business, is reflected in discontinued operations in the accompanying condensed consolidated financial statements. The operating results of the TAS Division for prior fiscal periods have been restated to reflect the TAS Division discontinued operations.

The TAS Division had revenues of $432 million and $1.4 billion, and $483 million and $1.5 billion for the three and nine months ended March 28, 1999 and March 29, 1998, respectively. The TAS Division had gross profit of $34.1 million, $111.8 million, and $51.9 million and $162.7 million for the three and nine months ended March 28, 1999 and March 29, 1998, respectively.

                        ENTEX INFORMATION SERVICES, INC.
              Notes to Condensed Consolidated Financial Statements


The current and noncurrent assets of the TAS Division purchased by CompuCom have been classified as such in the accompanying consolidated balance sheet. Other assets of the TAS Division that were not sold to CompuCom are reflected in the consolidated balance sheet as follows:

                                           March 28, 1999         June 28, 1998
                                            --------------        -------------

   Trade receivables, net of allowance
      of $3,867 and $3,659, respectively       $255,746              $289,802
   Vendor receivables, net of allowance
      of $3,461 and $3,787                    $  39,419              $ 47,592

The Company expects to collect such receivables and use the net proceeds therefrom to pay down debt.


3. Special Items

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

As a result, income for the nine months ended March 28, 1999 includes a restructuring charge of $14 million ($12 million for discontinued operations and $2 million for continuing operations) which the Company recorded during the second fiscal quarter ended December 27, 1998. The restructuring charge includes $7 million to cover costs related to involuntary severance benefits in connection with a workforce reduction affecting approximately 450 employees, all of whom had left the Company at March 28, 1999. In addition, the restructuring charge includes $7 million in connection with branch office consolidations, facilities reductions and other costs. As of March 28, 1999, $8.2 million of costs had been charged against the reserve.

The remaining liability of $5.8 million at March 28, 1999, primarily relates to future lease obligations, net of estimates of sublease income and remaining severance payments, and is classified as accrued liabilities in the consolidated balance sheet.

In addition, results for the nine months ended March 28, 1999 include unusual items totaling $20.8 million ($16 million for discontinued operations and $4.8 million for continuing operations) in connection with the disposition of the Company's TASD and reorganization. These unusual items consist of $2.0 million of incentive compensation in connection with the disposition and $500,000 for workforce reductions in continuing operations, recorded in the current quarter, $10.7 million related to the Company's abandonment of implementation of the R3TM Enterprise Requirements Planning System

                        ENTEX INFORMATION SERVICES, INC.
              Notes to Condensed Consolidated Financial Statements


("ERP") from SAP, $5 million, recorded as cost of revenues, to expedite the liquidation of excess finished goods and spare parts, and $2.6 million primarily related to incentives to employees during the restructuring effort.

Also included in the results for the third fiscal quarter and nine months ended March 28, 1999 are gains of $413,000 and $988,000, respectively, in connection with the early retirement of $3.75 million of BusinessLand Incorporated debentures. The gain is classified as other income in the consolidated statements of operations.


4. Comprehensive Income

Effective for the quarter ended September 27, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). Comprehensive income includes both net income and other comprehensive income. Included in other comprehensive income are foreign currency translation gains (losses). In accordance with the disclosure requirements of FAS 130, comprehensive income (loss) for the three and nine months ended March 28, 1999 and March 29, 1998 was $(47,353) and $(95,919), and
$4,851 and $17,997, respectively. Other comprehensive loss for the three and nine months ended March 28, 1999 and March 29, 1998 was $(41) and $(10), and $(15) and $(22), respectively.

                        ENTEX INFORMATION SERVICES, INC.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Overview

ENTEX is a leading provider of distributed computing infrastructure services in the United States, managing more than 700,000 personal computer desktops largely at Fortune 1000 companies. The Company provides a complete spectrum of integrated technology solutions ranging from desktop and network outsourcing and professional services to dispatched point-solution services.

This section contains trend analysis and other forward-looking statements based on current expectations. Actual results may differ materially due to a number of factors. Reference is made to the Company's Annual Report on Form 10-K for a further discussion of certain business factors.


Results of Operations

The following table sets forth the percentage of net revenues represented by the items in the Company's statements of operation for the periods indicated:

                                             Three Months Ended           Nine Months Ended
                                           March 28,    March 29,      March 28,    March 29,
                                             1999         1998            1999        1998


          Net revenues                      100.0%          100.0%       100.0%      100.0%
                                            -----           -----        -----       -----


          Cost of services provided          79.2            76.9         75.7        77.4
          Inventory charges                   --              --            .3         --
          Selling, general and
           administrative
              expenses                       27.7            32.5         31.9        34.3
          Restructuring costs                 --              --            .6         --
          Unusual items                       2.0             --           1.1         --
                                            -----           -----        -----       -----
          Loss from operations               (8.9)           (9.4)        (9.6)      (11.7)


          Interest expense, net               8.6             7.9          8.2         8.7


          Other income                        (.3)            --          (1.1)        --
                                            -----           -----        -----       -----

          Loss from continuing
            operations                      (17.2)          (17.2)       (17.2)      (20.4)


          Discontinued operations           (21.7)           21.7         (9.4)       26.0
                                            -----           -----        -----       -----
          Net income (loss)                 (38.9)%           4.4%       (26.9)%       5.6%
                                            =====           =====        =====       =====



                        ENTEX INFORMATION SERVICES, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations



Three Months Ended March 28, 1999 Compared to Three Months Ended March 29, 1998

Consolidated net loss for the three months ended March 28, 1999 was $47.3 million compared to consolidated net income of $4.9 million in the three months ended March 29, 1998. The results for the current year's quarter are primarily attributable to the loss and unusual charges recorded in connection with the disposal of the Company's Technical Acquisition Services Division, which has been displayed as a discontinued operation, as well as increased interest expense, partially offset by lower selling, general and administrative expenses.

Revenues: Revenues were $121.5 million for the three months ended
March 28, 1999 as compared to $111.2 million for the three months ended March 29, 1998, an increase of $10.3 million or 9.3%. The increase reflects increased demand from existing customers and the addition of new large accounts.

Gross margin: Gross margin was 20.8% or $25.3 million for the current quarter as compared to 23.1% or $25.6 million for the three months ended March 29, 1998. The decline is driven by reduced operating efficiencies and disruption caused by the recent reorganization.

Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of revenues decreased to 27.7% for the quarter ended March 28, 1999 from 32.5% in the same period a year ago. For the three months ended March 28, 1999, selling, general and administrative expenses were $33.6 million as compared to $36.2 million for the quarter ended March 29, 1998, a decrease of $2.6 million, primarily reflecting cost reductions realized as a result of the reorganization announced in the second quarter ended December 27, 1998.

Loss from operations: Loss from operations was $10.8 million for the three months ended March 28, 1999 as compared to $10.5 million in the quarter ended March 29, 1998.

Interest expense, net: Net interest expense increased to $10.5 million for the three months ended March 28, 1999 as compared to $8.7 million for the three months ended March 29, 1998. The increase is due to higher average debt levels and higher borrowing rates associated with the 12 1/2% Senior Subordinated Notes.

Other income: Other income for the third fiscal quarter ended
March 28, 1999, represents a $413,000 gain on the early retirement of debt.

Discontinued operations: Loss from discontinued operations was $26.4 million for the three months ended March 28, 1999, which includes a loss on disposal of $16.7 million. This compares to income from discontinued operations of $24.1 million in the quarter ended March 29, 1998. The decrease reflects lower revenues and a reduction in gross margin from 10.8% to 7.9%, as well as estimated operating losses of $9.0 million from March 28, 1999 through the date of disposal. In addition, a special inventory charge of $12 million related to the expedited liquidation of inventory as opposed to through the normal course of business, contributed to the loss. Partially offsetting these items are lower selling, general and administrative expenses.

                        ENTEX INFORMATION SERVICES, INC.
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations



Net income (loss): As a result of the factors mentioned above, the net loss for the three months ended March 28, 1999 was $47.3 million as compared to net income of $4.9 million for the three months ended March 29, 1998.


Nine Months Ended March 28, 1999 Compared to Nine Months Ended March 29, 1998

Consolidated net loss for the nine months ended March 28, 1999 was $95.9 million compared to consolidated net income of $18.0 million in the nine months ended March 29, 1998. The results for the nine months ended March 28, 1999 include a restructuring charge and related non-recurring unusual items totaling $6.8 million (of which $2.3 million is non-cash) and a $988,000 gain on the early retirement of $3.75 million of debt. The results also include a loss from discontinued operations of $33.5 million. Excluding these items, the net loss for the nine months ended March 28, 1999 from continuing operations would have been $56.6 million.

Revenues: Revenues were $356.5 million for the nine months ended
March 28, 1999 as compared to $320.9 million for the nine months ended March 29, 1998, an increase of $35.6 million or 11.1%. The increase reflects increased demand from existing customers and the addition of new large accounts.

Gross margin: Gross margin (excluding the charge associated with the liquidation of excess spare parts) increased to 24.3% during the nine months ended March 28, 1999 as compared to 22.6% for the nine months ended March 29, 1998. This represents an increase of $14.2 million or 19.6% to $86.6 million, reflecting operating efficiencies on increased revenues.

Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of revenues decreased to 31.9% for the nine months ended March 28, 1999 from 34.3% in the same period in the previous year. For the nine months ended March 28, 1999, selling, general and administrative expenses were $114.0 million as compared to $110.2 million for the nine months ended March 29, 1998, an increase of $3.8 million, reflecting increased expenditures, partially offset by cost reductions as a result of the reorganization announced in the second quarter ended December 27, 1998.

Loss from operations: Loss from operations was $34.2 million for the nine months ended March 28, 1999 as compared to $37.8 million in the nine months ended March 29, 1998. This improvement reflects increased gross margin, partially offset by the restructuring charge and unusual items. Excluding the restructuring charge and unusual items, loss from operations for the nine months ended March 28, 1999 was $27.4 million. See Note 3 to the Condensed Consolidated Financial Statements for additional details concerning the restructuring charge and unusual items.

Interest expense, net: Net interest expense totaled $29.2
million for the nine months ended March 28, 1999 as compared to $27.7 million for the nine months ended March 29, 1998. The increase is due to higher average debt levels, higher borrowing rates associated with the 12 1/2% Senior Subordinated Notes.

                        ENTEX INFORMATION SERVICES, INC.
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations



Other income: Other income for the nine months ended March 28, 1999, represents a $988,000 gain on the early retirement of debt.

Discontinued operations: Loss from discontinued operations was $33.5 million for the nine months ended March 28, 1999, which includes a loss on disposal of $16.7 million. This compares to income from discontinued operations of $83.5 million for the nine months ended
March 29, 1998. The loss reflects lower revenues and a decrease in gross margin from 10.6% to 8.1% as well as expected operating losses of $9.0 million from March 28, 1999 through the date of disposal. In addition, special inventory charges related to the expedited liquidation of inventory, as opposed to through the normal course of business, contributed to the loss. Partially offsetting these items are lower selling, general and administrative expenses. In addition, the loss for the nine months ended March 28, 1999 includes the restructuring charge and unusual items attributable to discontinued operations recorded in the second quarter of the current year. See Note 3 to the Condensed Consolidated Financial Statements for additional details concerning the restructuring charge and unusual items.

Net income (loss): As a result of the factors mentioned above, net loss for the nine months ended March 28, 1999 was $95.9 million as compared to net income of $18.0 million for the nine months ended March 29, 1998.


Liquidity and Capital Resources

The Company has historically financed its operations with borrowings under various credit lines. Cash provided by operating activities was $50.3 million for the nine months ended March 28, 1999 compared to $75.2 million for the comparable period in 1998.

Cash provided by operations during the nine months ended
March 28, 1999 resulted primarily from the net loss of $95.9 million, partially offset by the non-cash portion of the restructuring and unusual charges, depreciation and other non-cash charges to income and from changes in operating assets and liabilities, principally inventory at the TAS Division.

Cash used in investing activities (capital expenditures) was $14.0 million during the nine months ended March 28, 1999 compared with $12.2 million during the nine months ended March 29, 1998.

Cash used in financing activities was $37.8 million during the nine months ended March 28, 1999 compared to $69.5 million during the nine months ended March 29, 1998. During July 1998, the Company issued $100 million of 12 1/2% Senior Subordinated Notes due 2006. The net proceeds were used to repay outstanding indebtedness of the Company, resulting in an increase in working capital of approximately $74 million.

                        ENTEX INFORMATION SERVICES, INC.
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations



At March 28, 1999, the Company had secured credit lines totaling $575 million, with $356.9 million outstanding under these lines. An aggregate amount of $281.9 million was outstanding under the IBM Credit Corporation ("IBMCC") Working Capital Line of Credit, of which $192.4 million was interest bearing. In addition, $75 million was outstanding under the line of credit with Finova Capital Corporation, none of which was interest bearing. In May 1999, the line of credit with Finova Capital Corporation was paid in full and, as a result of the disposal of TAS Division, the IBMCC Working Capital Line of Credit was reduced to reflect lower inventory financing requirements.

At March 28, 1999, the Company had no material commitments other than obligations under its credit facilities, term notes and operating lease facilities.

The IBMCC Financing Agreement contains restrictive covenants with respect to maintenance of minimum tangible net worth, current ratio and fixed charge coverage. In addition, the IBMCC Financing Agreement prohibits the Company from paying cash dividends on common stock. At March 28, 1999, the Company was not in compliance with certain of such covenants but continued to maintain an excess collateral position. IBMCC has waived all defaults arising from such non-compliance for the March quarter. In May 1999, the Company renegotiated the IBMCC Financing Agreement resulting in favorable revisions to the financial covenant requirements and an increase in the financing rate to LIBOR plus 3.00%.

The Company intends to continue to finance a significant portion of its working capital needs through credit facilities. The Company may seek to raise additional funds through public or private equity or debt financing or from other sources to support the future growth of the business. However, there can be no assurance that the Company will be able to raise such additional funding.


Recent Developments


On May 10, 1999, the Company sold certain assets of its TAS Division to CompuCom. The transaction was structured as an asset sale for cash. Included in the sale were all of the inventory and equipment in the Company's Erlanger, Kentucky Integration Center and its Corporate Account Call Center in Mason, Ohio. Over 1000 employees in the Company's former TAS Division will become employees in CompuCom. After giving effect to the proceeds of $137.4 million received by the Company for the transaction, and after accounting for the write-off of goodwill, inventories and fixed assets and deal-related expenses, the transaction will result in a loss of $16.7 million. This loss is reflected in discontinued operations in the accompanying condensed consolidated financial statements. The operating results of the TAS Division have been classified as discontinued operations.

The proceeds from this transaction, together with funds received from the payment of accounts receivable of the TAS Division which were not included in the sale, will be used to pay down debt.

                        ENTEX INFORMATION SERVICES, INC.
         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations



In November 1998, the Company's Board of Directors authorized management actions that resulted in the reorganization of ENTEX's business to create two operating units: a TAS Division and a Services Division, each functioning as a separate operating division within ENTEX Information Services. The reorganization was intended to reduce costs and increase operational focus to respond to new market dynamics. As a result, the Company recorded restructuring and other unusual charges during the second fiscal quarter ended December 27, 1998. The restructuring charge includes costs related to severance in connection with a workforce reduction, as well as branch office consolidation and facilities reductions. See Note 3 to the Condensed Consolidated Financial Statements.


Year 2000 Compliance

The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administration functions. As the Year 2000 approaches, each of these computer systems may be affected in some way by the rollover of the two-digit year value to 00. From that point forward, if these systems are unable to properly recognize date sensitive information, they could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct or reprogram and test the systems for Year 2000 compliance.

ENTEX classifies its Year 2000 project into five phases: inventory, assessment, renovation, validation and implementation. Inventory is the process in which all electronic/computer components are defined for all systems (information technology and non-information technology). Assessment is the process in which all components are classified as either "Y2K-ready" or not. Renovation is the process in which systems undergo necessary upgrades, replacements or are retired. Validation is the process in which compliant systems are tested within the Company's infrastructure to validate that either the readiness assessment is correct or that the renovated system or component can be integrated without causing or being affected by a Year 2000 impact. Implementation is the process in which a prepared system is installed into the Company's production environment and is utilized to support business operations.

The Company completed an inventory of its applications systems in December 1997. More than 30 systems were identified, prioritized according to criticality to business operations, and assessed for current readiness status. Based on this review, the Company scheduled each system for either renovation, validation or replacement. At June 30, 1998, the Company was in the process of implementing the R3TM ERP application set from SAP. At that time, it was anticipated that the successful implementation of this product would address Year 2000 readiness issues inherent in the Company's inventory primarily through replacement. The Company subsequently abandoned this program and has written off its investment of $10.7 million. As a result, the Company has broadened its efforts to renovate and validate most of the systems identified in the inventory.

                        ENTEX INFORMATION SERVICES, INC.
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations



Effective May 10, 1999, the Company sold certain assets of its TAS Division. The applications and systems used in support of that portion of business have either been transferred to the purchaser or will be used by the purchaser for the transition period. Efforts with regard to "Y2Kreadiness" for such applications and systems were either completed before the sale or have been halted as a result of the sale. Ongoing renovation and validation activities have been reduced to address only those remaining in the ongoing business.

Assessments have been completed in the processing and telecommunications environments. A similar activity in the employee desktop environment was completed in March 1999. As a result of these efforts, the Company intends to implement any required changes or upgrades by September 30, 1999. The Company's inventory and assessment of its non-IT systems (facilities and security systems) was completed in April 1999, and will be "Y2K-ready" by September 30, 1999. An effort to replace the Company's core financial reporting system is underway and is expected to be completed by November 1, 1999. The current environment will be supported in parallel until the final cut over is complete.

Total costs to complete the Company's Year 2000 project upgrade are now estimated at approximately $4.3 million. As of April 30, 1999, the Company has spent approximately $2.8 million.

In addition to upgrading its own systems, the Company has contacted certain significant customers and suppliers to determine their Year 2000 compliance profile. To date, the Company has not received any information which would indicate that the Year 2000 will result in any significant disruption from them.

All potential risks and uncertainties associated with the Year 2000 issue cannot be fully and accurately quantified. Contingency plans will be developed if third party data interchange partners fail compliance testing or if the replacement or renovation of other existing systems is not on schedule. Although the Company does not believe that any additional costs or potential loss in revenue associated with Year 2000 compliance initiatives will have a material adverse effect on the Company's business, operating results or financial condition, the Company is still analyzing its computer systems, and, to the extent they are not fully "Y2K-ready", there can be no assurance that the costs necessary to update software or potential systems interruptions would not have a material adverse effect on the Company's business, operating results and financial condition.

                        ENTEX INFORMATION SERVICES, INC.
                               Part 1 - continued



         Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                     MARKET RISK

         The Company is exposed to interest rate risk primarily through its asset based financing agreement. The Company utilizes these borrowings to meet its working capital needs. As of March 28, 1999, the Company had borrowings of approximately $192,438,000 outstanding which have a variable interest rate of 8.00%. Using a yield to maturity analysis and assuming an increase in interest rate on these borrowings of 25 basis points, future cash flows would be effected by $481,000. All other borrowings are at fixed rates and therefore market interest rate variability does not impact their future cash flows.

         Currently, the Company does not enter into financial instruments for trading or other speculative purposes or to manage interest rate exposure.

                           PART II - OTHER INFORMATION


Item 3. DEFAULTS UPON SENIOR SECURITIES

The IBMCC Financing Agreement contains restrictive covenants with respect to maintenance of minimum tangible net worth, current ratio and fixed charge coverage. In addition, the IBMCC Financing
Agreement prohibits the Company from paying cash dividends on common stock. At March 28, 1999, the Company was not in compliance with certain of such covenants but continued to maintain an excess collateral position. IBMCC has waived all defaults arising from such non-compliance for the March quarter.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K.

(27) Financial Data Schedule.


(b) ENTEX filed no reports on Form 8-K during the third fiscal quarter ended March 28, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                   ENTEX Information Services, Inc.
                                            (Registrant)



         May 17, 1999              Michael G. Archambault
                                   Michael G. Archambault
                                   Senior Vice President, CFO and Treasurer



         May 17, 1999              Shirley S. Mehta
                                   Shirley S. Mehta
                                   Vice President and Controller