Form 10-K405
period 1999-06-27
ENTEX INFORMATION SERVICES INC
filed 1999-09-27
CIK 1021086

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-K

(Mark one)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 27, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from     to

                        Commission file number 000-23457

                        ENTEX INFORMATION SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                            Delaware                                                          93-133715291
   (State or other jurisdiction of incorporation or organization)                   (I.R.S. Employer Identification No.)
   Six International Drive, Rye Brook, New York                                                10573-1058
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting and non-voting common equity of the registrant held by non-affiliates of the registrant, as of June 27, 1999, was $22,487,534.

         Number of shares of Common Stock, $.0001 par value, outstanding as of June 27, 1999: 32,437,070 (excluding 82,500 treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE:

                         Exhibit list begins on page 43

                                TABLE OF CONTENTS

                                                                                                           Page
PART I....................................................................................................    1

   ITEM 1.        BUSINESS................................................................................    1
   ITEM 2.        PROPERTIES..............................................................................   13
   ITEM 3.        LEGAL PROCEEDINGS.......................................................................   13
   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................   13

PART II...................................................................................................   14

   ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................   14
   ITEM 6.        SELECTED FINANCIAL DATA.................................................................   14
   ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION....   17
   ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...............................   24
   ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................   24
   ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....   27

PART III..................................................................................................   27

   ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................   27
   ITEM 11.       EXECUTIVE COMPENSATION..................................................................   30
   ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................   35
   ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................   37

PART IV...................................................................................................   42

   ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.........................   42

SIGNATURES................................................................................................   48

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................................................   50

                                     PART I

         References contained herein to Fiscal 1995, Fiscal 1996, Fiscal 1997, Fiscal 1998 and Fiscal 1999 mean the fiscal years ended July 2, 1995, June 30, 1996, June 29, 1997, June 28, 1998 and June 27, 1999, respectively. As used herein, unless the context otherwise requires, "ENTEX" or the "Company" refers to ENTEX Information Services, Inc. and its subsidiaries. Unless another source is specifically indicated, all industry and market share data set forth herein are based upon estimates by ENTEX management. This Annual Report on Form 10-K (this "Form 10-K") contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's actual results may differ materially from the results projected in the forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Item 1. Business," including the section therein entitled " -- Business Factors," and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1.  BUSINESS.

         ENTEX Information Services, Inc. is a leading provider of distributed computing management solutions to meet the support requirements of Fortune 1,000 companies and other large enterprises for their local-area networks, wide-area networks and end-users. The Company's computing management solutions include Outsourcing Services (managed support services for the total distributed computer infrastructure including network management, help desk, deskside support and asset management); Field Services (providing trained technicians to perform help desk and deskside support services on-site at customer locations); and Consulting Services (analysis, design, integration, implementation and optimization services for distributed networks and technology migrations). ENTEX provides a single source for service for its customers' personal computer (PC) and server platforms including system design, operations support and change management.

         The proliferation of complex PC/server network systems and support infrastructures coupled with rapidly changing technology lifecycles has significantly increased the management requirements and cost of distributed information technology systems. As a result, many organizations are outsourcing the management and support of their PC and network infrastructure needs. The Company believes that key criteria which businesses consider when evaluating PC and network integration service providers include the provider's ability: (i) to provide cost-effective solutions spanning the PC and network lifecycle; (ii) to support multi-vendor PC and network products; and (iii) to provide consistent services on a national basis. The Company believes its size and scope of operations, its existing base of PC outsourcing contracts and its experience in managing various technology platforms enable it to offer distributed computing management services which are more effective than in-house solutions and services that could be developed by its customers acting on their own.

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

COMPETITION

         The information technology services industry is intensely competitive and the Company's management believes competition will intensify in the future. As an independent provider of distributed computing management services, ENTEX competes with companies which can provide a combination of product procurement and services such as PC systems integrators; high-end systems integrators; PC resellers and distributors; specialty service providers; and PC manufacturers. The principal competitive factors in the Company's industry include the breadth, quality and consistency of service offerings; pricing; and expertise and size of technical workforce.

         PC systems integrators include CompuCom Systems, Inc. ("CompuCom"), GE Capital Information Technology Solutions, Inacom and Wang. High-end systems integrators include Andersen Consulting, Computer Sciences Corporation, IBM Global Services and SHL Systemhouse, a division of Electronic Data Systems Corporation. PC resellers and distributors, including Ingram Micro, MicroAge and Tech Data, have continued to increase their level of services and to provide more comprehensive desktop support. Specialty service providers are firms that have focused their business exclusively on providing PC and network related services and include International Network Services, Alternative Resources Corporation, DecisionOne and Technology Service Solutions. Manufacturers include Dell, Compaq, Hewlett-Packard, IBM and Unisys. In addition to these large national companies, ENTEX also competes against numerous regional and local companies, many of which have long-standing customer relationships.

         Some of the Company's competitors have greater financial, technical and marketing resources and have in-country operations to service international customers. As a result, such companies may be able to respond more quickly to new or emerging technologies and changes in customer needs or devote more resources to the development, promotion and sales of their services than the Company. In addition, competition could result in price decreases and depress gross profit margins in the industry. Further declines in the Company's gross margins may exacerbate the impact of fluctuating net revenues and operating costs on the Company's operating results and have a material adverse effect on the Company's business, operating results and financial condition.

SERVICES

         ENTEX offers its customers a single source for distributed computing management services, which encompass the design, configuration, integration and ongoing management of an enterprise's distributed computing systems. ENTEX delivers total technology management solutions to its customers at the desktop, network and enterprise level. These services are comprised of three primary areas of expertise:
Outsourcing Services, Field Services and Consulting Services.

         Outsourcing Services. Outsourcing -- or hiring outside experts to manage information technology functions -- is becoming more common among enterprises worldwide. The Company provides customers with Outsourcing Services generally under long term contracts, although many of these contracts are terminable, some upon short notice. Outsourcing Services are typically provided through a mixture of on-site and centrally managed resources. The Company may incur significant initial costs consisting of both personnel costs and capital expenditures, which are then recovered over the life of the contract.

         As part of its outsourcing capabilities, the Company offers a variety of support services including PC and network operation and support services; maintenance and repair; warranty services; and system management and upgrades. Desktop support services include installation, moves, adds and changes; application enablement; optimization and connectivity.

         The Company provides on-site help desk services at customers' locations, as well as centrally through the Company's Solution Line(R) service. Help desk services provide support for end-user hardware and software inquiries and support leading hardware, software and network products. The Company provides national dispatch of field technicians through Serviceline(TM), the Company's centralized national dispatch center.

         The Company provides network management services for local-area, wide-area and enterprise networks. The Company also offers remote management and administration and support for network managers and administrators through its centralized Enterprise SupportLine services. The Company conducts both on-site and remote network monitoring.

         Field Services. The Company provides trained technical personnel to customers to augment and supplement their existing information technology staffs or fill temporarily open positions. The Company provides oversight and human resources management of the Field Services personnel, who are generally placed under short term contracts (terms of less than 12 months). The services provided by such personnel are similar in nature to the on-site services that the Company provides within its Outsourcing division, including help desk; maintenance and repair; warranty services; and desktop support services.

         Consulting Services. The Company provides customers with analysis, design, implementation, integration and optimization services on a project basis. These services include: (i) design, installation and upgrade of local-area, wide-area and enterprise networks; (ii) implementation of messaging and internet/intranet technologies; (iii) comprehensive support to assist customers with their network operating systems, network-based applications and connectivity; (iv) design and installation of network, systems and enterprise management solu-tions; (v) a wide range of PC and server migration services to assist customers in transitioning from one computing environment to another, including Windows NT(TM), Windows2000(TM) and BackOffice(TM) upgrades and migrations, local-area network migrations, desktop operating system migrations and messaging migrations.

OPERATIONS

         The Company's sales and service structure combines the benefits of a flexible, nationwide network of field offices with the efficiencies of centralized back office functions and personnel, including help desk, remote network management and national dispatch services specialists, to support the Company's field personnel. The Company is organized into 19 areas comprising a total of 39 locations in 27 states. These areas are organized into three geographic regions (East, Central and West). Regional offices are located in or near New York, New York; Chicago, Illinois; and Denver, Colorado.

         The Company's National Service Center ("NSC") is located in an approximately 141,000 square foot facility in Mason, Ohio and is the focal point of ENTEX's nationwide service operations. The NSC houses Solution Line, Serviceline, the Network Operations Center and the Customer Briefing Center.

PRICING OF SERVICES

         Outsourcing Services are generally provided to customers pursuant to service contracts which typically have a term of twenty-four to thirty-six months. Outsourcing Services contracts can be terminated by the customer for failure to perform specified services or at the option of the customer upon at least 30 days notice. Although from time to time certain of the Company's outsourcing contracts have been terminated, in the aggregate, such early terminations have not been material. Such contracts provide for pricing on either a time-and-materials basis; a fixed price, per seat basis (used primarily for billing the Company's employees who are assigned to customer locations); or a performance-oriented Service Level Agreement ("SLA"). Under the Company's SLAs, fees for a specific suite of services are tied contractually to pre-defined performance metrics or are determined on a "per seat" basis. Of the Company's top 58 outsourcing contracts, approximately 72% provide revenue under SLAs.

     Field Services are generally provided to customers pursuant to service contracts which typically have a term of three to twelve months. Field Services contracts can be terminated by the customer for failure to perform specified services or at the option of the customer upon at least 30 days notice. Although from time to time certain of the Company's Field Services contracts have been terminated, in the aggregate, such early terminations have not been material. Such contracts provide for pricing on a time-and-materials basis.

         Consulting Services are generally provided to customers under consulting contracts with varying terms depending upon the scope of the engagement but which are typically less than one year. Many of these contracts provide for payment on a periodic basis, or upon the attainment of milestones. In the remainder of cases, Consulting Services contracts provide for payment on a time-and-materials basis. In each case, revenue is billed in accordance with the terms of the contract.

SALES AND MARKETING

         The Company targets its marketing efforts primarily at senior level executive, financial and information management personnel at Fortune 1,000 companies and other large enterprises. ENTEX markets its services through its national sales force of approximately 100 employees operating from its 39 office locations organized into 19 areas. The Company leverages its regional structure by empowering its field offices to initiate, establish and manage accounts in their areas and tailor service solutions to meet customer needs. On more complex or larger projects, the field offices are supported by the significant additional available technical expertise at the regional, national or corporate levels. Although most of the field offices support multiple accounts, several of the Company's field offices were established to service a single large account. Bid preparation and/or negotiation is coordinated with the Company's senior executives depending upon potential contract size. The Company's sales personnel have a sales commission program which is designed to constitute a significant portion of the employee's overall compensation.

         Since 1994, the Company has pursued a strategy of building alliances with large international systems integrators and service providers in order to serve large multi-national customers through a single point of contact and to increase the Company's market presence abroad. The Company has entered into arrangements with InfoProducts Europe, a division of Buhrmann N.V. based in The Netherlands ("InfoProducts"), Otsuka Shokai in Japan ("Otsuka Shokai"), Migesa in Mexico, Transmarco in Singapore and Senteq in Australia, as well as others. In August 1998, the Company, Info Products and Otsuka Shokai formed a limited liability company formalizing the global alliance among such companies and providing a mechanism for other global alliance participants to become formal co-venturers.

         In Fiscal 1999, four of the Company's customers accounted for twenty percent (20%) of its total net revenues, although no individual customer accounted for more than 6% of such revenues. In Fiscal 1999, the Company provided services to approximately one-half of the Fortune 200 U.S. based companies.

VENDOR RELATIONSHIPS

         In the Company's position as an independent provider of distributed computing management services it has established and maintains strategic relationships with leading manufacturers and suppliers. Such relationships enable the Company to provide its customers with authorized warranty repairs.

EMPLOYEES

         As of June 27, 1999, the Company had over 5,800 full-time and full-time equivalent employees including approximately 100 sales representatives. None of the Company's employees is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and considers its employee relations to be good.

         The service-oriented nature of the Company's business requires the recruiting and training of a significant number of qualified technical personnel. Frequently, the Company must rapidly hire a significant number of technical personnel to staff projects at customer sites. Competition for qualified technical and sales personnel is intense, as the Company competes with other service providers, as well as with its own customers, including those at whose locations ENTEX employees work. The growth of the systems integration industry has created a premium for a skilled workforce.

         The Company's voluntary employee turnover for Fiscal 1999 was 32%.

REORGANIZATION AND DIVESTITURE

         In November 1998, the Company reorganized its operations by creating two operating units: ENTEX Technology Acquisition Services Division (the "TAS Division") and ENTEX Services Division, each functioning as a separate operating division within the Company. The TAS Division offered hardware and software solutions to large businesses, including custom configuration, channel assembly, electronic commerce and integration services. The Services Division was comprised of the Company's current Outsourcing Services, Field Services and Consulting Services divisions. The reorganization was intended to allow each division to focus on anticipating trends and capitalize on new market opportunities within their respective markets.

         Effective May 10, 1999, ENTEX sold certain assets of the TAS Division to CompuCom (the "TAS Sale"). The transaction was structured as an asset sale for cash. Included in the TAS Sale was all of the inventory and equipment in the Company's Erlanger, Kentucky Integration Center and its Corporate Account Call Center in Mason, Ohio. Over 1,000 employees in the TAS Division became employees of CompuCom. The TAS Division had revenues of approximately $2.0 billion in Fiscal 1998. After giving effect to the proceeds of the $137.4 million received by the Company from the TAS Sale, and after accounting for goodwill, inventories and fixed assets and deal-related expenses, the TAS Sale resulted in a loss for the Company of $16.7 million. This loss has been reflected as discontinued operations in the accompanying condensed consolidated financial statements. The operating results of the TAS Division have been classified as discontinued operations. The accounts receivable of the TAS Division were not included in the TAS Sale. The proceeds from the TAS Sale, together with accounts receivable of the TAS Division which the Company has collected and continues to collect, are being used to pay down accounts payable and interest-bearing obligations. Simultaneously with the completion of the TAS Sale, the Company paid approximately $78 million to repay in full its obligations under a secured line of credit from FINOVA Capital Corporation.

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

High Degree of Leverage; Dependence on IBMCC; Future Capital Needs

         As of June 27, 1999, after giving effect to the TAS Sale, the application of the net proceeds therefrom and the collection of the accounts receivable from the TAS Division through such date, the Company had outstanding indebtedness of approximately $228.3 million. This leverage may have several important consequences for the Company, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, acquisitions, capital expenditures, general corporate or other requirements may be limited or impaired; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to servicing its indebtedness; and (iii) the Company's ability to withstand competitive pressures or adverse economic conditions, and to take advantage of future business opportunities that may arise, may be negatively affected. The Company's inability to service its indebtedness or obtain additional financing, as needed, on favorable terms would have a material adverse effect on the Company's business, operating results and financial condition.

         The Company's working capital is financed under a revolving line of credit of up to $250 million (the "IBMCC Working Capital Line of Credit") with IBM Credit Corporation ("IBMCC"). The amount of available borrowings under such agreement are asset based. As a result of the disposition of the TAS Division assets, the available line of credit was reduced to $150 million on August 10, 1999 and thereafter. The IBMCC Working Capital Line of Credit expires on July 31, 2001 and can be terminated by IBMCC upon 60 days' prior notice. During the period beginning May 10, 1999 and ending November 9, 1999, the borrowing base under the IBMCC Working Capital Line of Credit has been expanded to allow the Company up to $20 million greater credit availability than otherwise would be allowed. There can be no assurance that IBMCC will not terminate the IBMCC Working Capital Line of Credit. In addition, from time to time, the Company has failed to comply with certain financial covenants under the IBMCC Working Capital Line of Credit. In the past, IBMCC has waived such defaults; however, there can be no assurance that IBMCC will waive future breaches.

         Since a substantial portion of the Company's indebtedness bears interest at floating rates, an increase in interest rates could adversely affect, among other things, the ability of the Company to meet its debt service obligations. The Company is currently not a party to any financial arrangement to mitigate its exposure to an increase in interest rates.

Restrictive Debt Covenants

         The IBMCC Working Capital Line of Credit and the Company's 12-1/2% Senior Subordinated Notes due 2006 contain or incorporate by reference through cross-default provisions a number of significant covenants that, among other things, restrict the ability of the Company to (i) declare dividends or redeem or repurchase capital stock, (ii) prepay, redeem or purchase debt, (iii) incur liens and engage in sale-leaseback transactions, (iv) make loans and investments, (v) incur additional indebtedness, (vi) amend or otherwise alter debt and other material agreements,
(vii) engage in mergers, acquisitions and asset sales, (viii) enter into transactions with affiliates and (ix) alter the business it conducts. The indebtedness outstanding under the IBMCC Working Capital Line of Credit is guaranteed by three of the Company's domestic subsidiaries and is secured by a first priority lien on the inventory, accounts receivable and certain intellectual property of the Company and such guarantor subsidiaries. In addition, under the IBMCC Working Capital Line of Credit, the Company is required to comply with financial covenants with respect to (i) ratio of current assets to current liabilities, (ii) minimum tangible net worth and (iii) ratio of earning before interest, taxes, depreciation and amortization ("EBITDA") to interest expense. If the Company were unable to borrow under the IBMCC Working Capital Line of Credit due to a default or failure to meet certain specified borrowing base prerequisites for borrowing, it could be left without sufficient liquidity.

Fluctuations in Operating Results

         The Company's operating results have varied in the past, and the Company expects its operating results to continue to fluctuate. The Company's net revenues may fluctuate due to a variety of factors, including the level of expenditures by large enterprises for distributed computing related services in general and demand for the Company's services in particular. The Company's operating results may be especially sensitive to changes in the margin mix of services sold and the level of its operating expenses. The Company's operating expenses may fluctuate as a result of numerous factors, including the timing and rate of new employee hiring, the utilization rate of service personnel and competitive conditions. The Company's costs are largely fixed in the near term, and the Company may be unable to adjust spending in a timely manner to compensate for an unexpected revenue shortfall. As a result, revenue shortfalls may have an immediate and disproportionate adverse effect on operating results. In addition, if the Company spends to build its capabilities to support higher revenue levels, the Company's near term operating results will suffer until it achieves its revenue goals. Due to all of these factors, the Company believes that its operating results are likely to vary.

Intense Competition

         The information services industry is intensely competitive, and management believes competition will intensify in the future. As an independent provider of distributed computing management services, ENTEX competes with companies which can provide a combination of product procurement and services such as PC systems integrators; high-end systems integrators; PC resellers and distributors; specialty service providers and PC manufacturers. PC systems integrators include CompuCom, GE Capital Information Technology Solutions, Inacom and Wang. High-end system integrators have traditionally been mainframe-oriented service providers and include Andersen Consulting, Computer Sciences Corporation, IBM Global

Services and SHL Systemhouse, a division of Electronic Data Systems Corporation. PC resellers and distributors include Ingram Micro, Tech Data and MicroAge. Specialty service providers are firms which have focused their business exclusively on providing PC and network related services and include International Network Services, Alternative Resources Corporation, DecisionOne and Technology Service Solutions. Manufactures such as Compaq, Dell, Hewlett Packard, IBM and Unisys are increasing direct sales to the Company's customer base and raising the services content of their selling effort. In addition to these large national companies, ENTEX also competes against numerous regional and local companies, many of which have long-standing customer relationships.

         Some of the Company's competitors have greater financial, technical and marketing resources at a lower cost structure than the Company and have in-country operations to service international customers. As a result, such companies may be able to respond more quickly to new or emerging technologies and changes in customer needs or devote more resources to the development, promotion and sales of their services. In addition, competition could result in price decreases and depress gross margins in the industry. Further declines in the Company's gross margins may exacerbate the impact of fluctuating net revenues and operating costs on the Company's operating results and have a material adverse effect on the Company's business, operating results and financial condition.

Need to Recruit and Retain Management, Technical and Sales Personnel

         The Company believes that its future success depends, to a large extent, upon the efforts and abilities of its executive officers, managers, technical and sales personnel. The Company's service operations require the recruiting and training of a significant number of qualified technical personnel. Frequently, the Company must rapidly hire a significant number of technical personnel to staff projects at customer sites. The Company's inability to hire such personnel within the time schedule agreed to with the customer could damage customer relationships and result in lost revenues. Competition for qualified technical and sales personnel is intense. The Company competes with other service providers as well as with its own customers, including those at whose locations ENTEX employees work. Failure by the Company to attract and train skilled managers, technical and sales personnel on a timely basis, or the inability of the Company to retain such personnel, could materially adversely affect the Company's business, operating results and financial condition. The Company's voluntary turnover for Fiscal 1999 was 32%.

Contract Pricing Policy

         The Company has for several years focused its pricing policies for service offerings on a fixed fee or per end-user basis and on a service and support performance metrics basis rather than on a time-and-materials basis. As a result, the Company must accurately assess the scope of work of each project and estimate the resources required to complete the project and meet any service and support performance metrics. Failure by the Company to accurately estimate the scope of a project or support expenses or to meet service and support performance metrics could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company provides certain warranty services to its customers for which the Company seeks reimbursement from manufacturers. A reduction by manufacturers in the scope or duration of their reimbursements for warranties which the Company cannot contractually pass on to its customers, or the failure of the Company to properly track and collect such reimbursements, could have a material adverse effect on the Company's business, operating results and financial condition.

Rapid Technological Change

         The information technology services industry is subject to rapid technological change, evolving industry standards and frequent new product and service introductions. The Company must, on a timely and cost-effective basis, continuously respond to new product introductions. It must develop and introduce new services which keep pace with technological developments and increasingly sophisticated network systems and train its employees to provide the necessary services to support new products and systems. There can be no assurance that the Company will be able to respond to technological developments in a timely manner, if at all, or that its service offerings will adequately meet the changing requirements of its customers and achieve market acceptance.

Management of Transition to Service Focus

         The Company has recently completed a reorganization into two divisions followed by the subsequent sale of the TAS Division. This reorganization and divestiture have placed a significant strain on the Company's management, financial, sales, technical and support systems and personnel. The Company's efforts to transition to a service only business effectively will divert significant management resources and attention from day-to-day operations. The Company has only recently begun to operate as a service only business. To the extent that this transition requires more time or resources to complete or is less successful than anticipated, it could have a material adverse effect on the Company.

Dependence on National Service Center

         A number of the Company's service offerings depend on central service and dispatch coordination from its NSC in Mason, Ohio. Disruption of operations at the Mason facility, including power or telecommunications failures, natural disasters such as fires, tornadoes or floods, or work stoppages, would have a material adverse effect on the Company's business, operating results and financial condition.

Control by Principal Stockholders

         The directors and executive officers of the Company beneficially own substantially in excess of a majority of the outstanding shares of common stock, $.0001 par value, of the

Company (the "Common Stock"). As a result, the directors and executive officers of the Company are able to control the election of members of the Company's Board of Directors and generally exercise control over the Company's corporate actions. In particular, Mr. Cameron and the Cameron Affiliates exercise a high degree of control over the Company's actions. In addition, the majority of the outstanding shares of Common Stock owned by certain employees and former employees, other than Mr. Cameron and the Cameron Affiliates, is subject to a Stockholders' Agreement dated as of December 10, 1993, as amended (the "Stockholders' Agreement"). In 1983, Mr. Cameron, the Chairman of the Board of Directors and a co-founder of the Company, was diagnosed with multiple sclerosis.

Year 2000 Readiness

         The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administration functions. As the Year 2000 approaches, each of these computer systems may be affected in some way by the rollover of the two-digit year value to "00". If these systems are unable to properly recognize date sensitive information when the year changes to 2000, they could generate erroneous data or fail. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for Year 2000 compliance.

         ENTEX classifies its Year 2000 project into five phases: inventory, assessment, renovation, validation and implementation. Inventory is the process in which all electronic/computer components are defined for all systems (information technology and non-information technology). Assessment is the process in which all components are classified as either "Y2K-ready" or not. Renovation is the process in which systems undergo necessary upgrades or replacements or are retired. Validation is the process in which renovated systems are tested within the Company's infrastructure to validate that either the readiness assessment is correct or that the renovated system or component can be integrated without causing or being affected by a Year 2000 impact. Implementation is the process in which a prepared system is installed into the Company's production environment and is utilized to support business operations.

         The Company completed an inventory of its applications systems in December 1997. More than 30 systems were identified, prioritized according to criticality to then-current business operations and assessed for compliance status. Based on this review, the Company scheduled each system either for renovation or validation.

         Effective May 10, 1999, the Company sold certain assets of the TAS Division. The applications and systems used to support that portion of the business were maintained through August 13, 1999. Efforts with regard to Y2K-readiness for such applications and systems were either completed before the sale or halted as a result of the sale. Renovation and validation activities have been reduced to address only those required to support ongoing operations.

         Assessments have also been completed in the systems processing and telecommunications environments. A similar activity in the employee desktop environment was completed in March 1999. The Company's inventory and assessment of its non-IT systems (facilities and security systems) was completed in April 1999 and will be Y2K-ready by September 30, 1999. An effort to replace the Company's core financial reporting system is underway and expected to be completed by April 1, 2000. The current environment will be validated by October 15, 1999 and will remain in place until final cut over is complete.

         As a result of these efforts, the Company intends to implement any required changes or upgrades by October 31, 1999, with validation of these changes and upgrades scheduled shortly thereafter. Contingency plans have been developed for specific business processes and related applications in the event the Company experiences outages of up to a five day duration resulting from the failure of a system to properly address the Year 2000 issue. Such plans are based on the Company's assessment of its ability to successfully make and validate all required changes and upgrades. The worst case scenario involves outages that exceed five business days and extend indefinitely. The Company is committed to supplementing the existing contingency plans with long-term plans in the event that successful validation of applications changes and upgrades has not occurred by November 15, 1999.

         Total costs to complete the Company's Year 2000 efforts for ongoing operations are estimated at approximately $4.3 million. As of August 31, 1999, the Company has spent approximately $3.2 million. The remaining amount is for completing necessary equipment upgrades before October 1999 and providing staff contingency support through March 2000.

         In addition to upgrading its own systems, the Company has contacted certain significant customers and suppliers to determine their Year 2000 readiness profile. To date, the Company has not received any information that would indicate that the Year 2000 would result in any significant disruption from such customers and suppliers.

         All potential risks and uncertainties associated with the Year 2000 issue cannot be fully and accurately quantified. Contingency plans will be developed if third party data interchange partners fail compliance testing or if the replacement or renovation of other existing systems is not on schedule. Although the Company does not believe that any additional costs or potential loss in revenue associated with Year 2000 readiness initiatives will have a material adverse effect on the Company's business, operating results or financial condition, there can be no assurance that the costs associated with updating software or recovering from potential systems interruptions would not have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 2.  PROPERTIES.

         The Company's headquarters are located in Rye Brook, New York, where the Company leases approximately 31,200 square feet of office space under a lease which expires on May 30, 2002, approximately 12,100 square feet under a lease which expires May 31, 2002 and approximately 3,800 square feet under a lease which expires May 31, 2000. As of September 11, 1999, the Company also leases approximately 141,000 square feet of office space in Mason, Ohio, which houses the Company's NSC, including Solution Line, dispatch services and a training center. The lease for such property expires on July 17, 2005. The Company leases approximately 19,200 square feet of office space in Canton, Massachusetts to accommodate the Company's data processing and credit and collections departments under a lease which expires June 30, 2003.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         As of June 27, 1999, the Company had outstanding 32,437,070 shares of Common Stock, $.0001 par value, held by approximately 2,205 stockholders and no shares of preferred stock. There is no established public trading market for any class of the Company's equity securities.

         The Company has not paid any dividends on any of its capital stock and does not anticipate that any cash dividends will be declared in the foreseeable future. The IBMCC Working Capital Line of Credit prohibits the payment of dividends.

         In Fiscal 1999, the Company did not issue or sell any unregistered securities.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The consolidated financial data as of and for the fiscal years ended July 2, 1995, June 30, 1996, June 29, 1997, June 28, 1998, and June 27, 1999 have been derived from consolidated financial statements of the Company, which have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of June 27, 1999 and June 28, 1998 and for each of the years in the three year period ended June 27, 1999, and the report thereon, are included elsewhere in this Form 10-K. The information set forth herein has been adjusted for stock dividends. See Note 7 of Notes to Consolidated Financial Statements.

                                                                      Fiscal Year Ended
                                             -----------------------------------------------------------------------------------
                                                June 27,         June 28,          June 29,         June 30,          July 2,
                                                  1999             1998              1997             1996              1995
                                                  ----             ----              ----             ----              ----
                                                              (In thousands, except share data)
Statements of Operations Data:
Net revenues ...........................     $    483,619      $    436,361      $    339,704      $    201,008      $    126,843

Cost and expenses:
     Cost of  services provided ........          368,269           334,219           259,507           163,381           106,836

     Inventory charges .................            1,000              --                --                --                --

     Selling, general and administrative
     expenses ..........................          145,611           147,937           125,982            96,156            66,293

     Restructuring charges: ............            2,000              --                --                --                --

     Unusual charges ...................            3,800              --                --                --                --

     Loss from operations...............          (37,061)          (45,795)          (45,785)          (58,529)          (46,286)


     Non-recurring stock compensation
     charges ...........................             --                --                --               3,637              --
                                             --------------------------------------------------------------------------------------
Interest expense net ...................           36,548            36,663            37,147            29,726            23,151
Other income ...........................              708              --                 462              --                --
                                             -------------------------------------------------------------------------------------
Loss from continuing operations before
income taxes ...........................          (72,901)          (82,458)          (82,470)          (91,892)          (69,437)

Provision for income taxes .............                2                (1)               25                28              --
                                             -------------------------------------------------------------------------------------
Loss from continuing operations ........          (72,903)          (82,457)          (82,495)          (91,920)          (69,437)

Discontinued operations:
     Income (loss) from operations (net
     of income tax expense) ............          (11,275)          100,600            84,039            66,244            40,183

     Loss on disposal ..................          (16,743)             --                --                --                --
                                             --------------------------------------------------------------------------------------
Net income (loss) ......................     $   (100,921)     $     18,143      $      1,544      $    (25,676)     $    (29,254)
                                             ======================================================================================

                                                                      Fiscal Year Ended
                                             -----------------------------------------------------------------------------------
                                                June 27,         June 28,          June 29,         June 30,          July 2,
                                                  1999             1998              1997             1996              1995
                                                  ----             ----              ----             ----              ----
                                                              (In thousands, except share data)

Common Share Data(1):
Continuing operations ..................            (2.25)            (2.55)            (2.55)            (2.93)             (2.22)
Discontinued operations ................     $       (.86)             3.11              2.60              2.11               1.28
                                            ---------------------------------------------------------------------------------------
Basic and diluted earnings (loss) per
share ..................................     $      (3.11)     $        .56      $       (.05)     $       (.82)     $        (.94)
                                             =======================================================================================
Basic and diluted weighted average
number of shares of common stock
outstanding.............................       32,417,274        32,357,968        32,281,463        31,348,340         31,333,300
                                             ======================================================================================


                                                                          As of
                                        ---------------------------------------------------------------------------
                                          June 27,       June 28,       June 29,        June 30,        July 2,
                                            1999           1998           1997            1996           1995
                                            ----           ----           ----            ----           ----
                                                                      (In thousands)
Balance Sheet Data:
Total assets.......................         $233,755       $736,419       $683,590       $590,588        $415,170
Total long-term liabilities........          124,546         53,900         49,486         52,509          37,224
Stockholders' equity (deficit).....         (119,971)       (19,145)       (37,732)       (39,515)        (31,305)

(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the calculation of weighted average number of shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         This section contains trend analysis and other forward-looking statements based on current expectations. Actual results may differ materially, due to a number of factors including those set forth in the section entitled "Business Factors" contained in Item 1.

OVERVIEW

         ENTEX, a company engaged in principally one line of business, is a leading provider of distributed computing management solutions in the United States, managing more than 700,000 personal computer desktops largely at Fortune 1000 companies. The Company provides information technology services to meet the support requirements of its customers for their local-area networks, wide-area networks, and end users.

         During Fiscal 1996 and 1997, the Company completed several acquisitions to improve its ability to meet customer demands for expanded service offerings, including the acquisitions of (i) Random Access, Inc. ("Random Access"), a provider of information technology solutions through the sale of microcomputers and technical services to corporate and institutional customers in the western United States, and (ii) FCP Technologies, Inc. ("FCP"), a systems integrator specializing in network integration, migration and consulting services. Each acquisition was accounted for as a purchase and the results of each have been included in the consolidated financial statements since the date of each acquisition. See Note 2 of Notes to Consolidated Financial Statements.

         On May 10, 1999, the Company sold certain assets of the TAS Division to CompuCom. The transaction was structured as an asset sale for cash. Included in the sale were all of the inventory and equipment in the Company's Erlanger, Kentucky Integration Center and its Corporate Account Call Center in Mason, Ohio. Over 1,000 employees in the Company's former TAS Division became employees of CompuCom. After giving effect to the proceeds of $137.4 million received by the Company for the transaction, and after accounting for goodwill, inventories, fixed assets, and deal-related expenses, the transaction resulted in a loss of $16.7 million. This loss is reflected in discontinued operations in the accompanying condensed consolidated financial statements. The operating results of the TAS Division have been classified as discontinued operations. The accounts receivable of the TAS Division were not included in the TAS Sale. The proceeds from the TAS Sale, together with the accounts receivable of the TAS Division which the Company has collected and continues to collect, are being used to pay down accounts payable and interest-bearing obligations.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total net revenues represented by the items in the Company's statements of operations for the period indicated:

                                                                          Fiscal Year Ended
                                                    ---------------------------------------------------------------
                                                    June 27, 1999        June 28, 1998         June 29, 1997
                                                    -------------        -------------         -------------
Net revenues ...............................              100.0%             100.0%             100.0%
Cost of services provided ..................               76.2               76.6               76.4

Inventory charges ..........................                0.2                 --                 --
Selling, general and administrative
expenses....................................               30.1               33.9               37.1
Restructuring charges ......................                0.4                0.0                0.0
Unusual charges ............................                0.8                0.0                0.0
                                                    ------------         -------------         -------------

Loss from operations .......................               (7.7)             (10.5)             (13.5)
Interest expense, net ......................                7.6                8.4               10.9
Other expense (income) .....................               (0.1)               0.0               (0.1)

                                                    ------------         -------------         -------------
Loss from continuing operations before
    income taxes ...........................              (15.1)             (18.9)             (24.3)
Provision (benefit) for income taxes........                 --                 --                 --
                                                    ------------         -------------         -------------
Loss from continuing operations ............              (15.1)             (18.9)             (24.3)
Discontinued operations ....................               (5.8)              23.1               24.7
                                                    ------------         -------------         -------------
Net income (loss) ..........................              (20.9)%              4.2%               0.4%
                                                    ============         =============         =============


FISCAL 1999 COMPARED TO FISCAL 1998

         Consolidated net loss for Fiscal 1999 was $100.9 million compared to consolidated net income of $18.1 million for Fiscal 1998. The results for Fiscal 1999 include a restructuring charge and related non-recurring unusual items totaling $6.8 million and a $988,000 gain on the early retirement of $3.75 million of debt. The results also include a loss from discontinued operations of $28.0 million. Excluding these items, the net loss from continuing operations would have been $67.1 million.

         Revenues: Revenues were $483.6 million in Fiscal 1999 as compared to $436.4 million in Fiscal 1998, an increase of $47.2 million or 10.8%. The increase reflects increased demand from existing customers and the addition of new large accounts.

         Gross margin: Gross margin (excluding the charge associated with the liquidation of excess spare parts) increased to 23.8% in Fiscal 1999 as compared to 23.4% in Fiscal 1998. This represents an increase of $13.2 million or 13% to $115.3 million, reflecting operating efficiencies on increased revenues. Including the inventory charge, gross margin in 1999 was 23.6%.

         Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of revenues decreased to 30.1% in Fiscal 1999 from 33.9% in Fiscal 1998. Selling, general and administrative expenses were $145.6 million in Fiscal 1999 as compared to $147.9 million in Fiscal 1998, a decrease of $2.3 million, reflecting cost reductions as a result of the reorganization announced in the second quarter ended December 27, 1998.

         Loss from operations: Loss from operations was $37.1 million for Fiscal 1999 as compared to $45.8 million for Fiscal 1998. This improvement reflects the impact of higher revenues and better margin, partially offset by the restructuring charges and unusual items. Excluding the restructuring charges and unusual items, loss from operations for Fiscal 1999 was $31.3 million. See Note 3 to the Condensed Consolidated Financial Statements for additional details concerning the restructuring charge and unusual items.

         Interest expense, net: Net interest expense totaled $36.5 million for Fiscal 1999 as compared to $36.7 million for Fiscal 1998. The expense includes amounts paid to support the working capital needs of the TAS Division. The decrease was driven by reductions in debt levels, partially offset by the higher borrowing rates associated with the 12 1/2% Senior Subordinated Notes due 2006.

         Other income: Other income represents a $988,000 gain on the early retirement of debt partially offset by a $280,000 Company share of loss in Knowledge Alliance Holdings, Inc. ("KAH").

         Discontinued operations: Loss from discontinued operations was $28.0 million for Fiscal 1999, which includes a loss on disposal of $16.7 million. This compares to income from discontinued operations of $100.6 million in Fiscal 1998. The loss reflects lower revenues and a decrease in gross margin from 10.5% to 7.9%. In addition, special inventory charges related to the expedited liquidation of inventory, as opposed to through the normal course of business, contributed to the loss. Partially offsetting these items are lower selling, general and administrative expenses. In addition, the loss in Fiscal 1999 includes the restructuring charge and unusual items attributable to discontinued operations recorded in the second quarter of the current year. See Notes 2 and 3 to the Condensed Consolidated Financial Statements for additional details concerning the restructuring charge and unusual items.

         Net income (loss): As a result of the factors mentioned above, net loss for Fiscal 1999 was $100.9 million as compared to net income of $18.1 million for Fiscal 1998.

FISCAL 1998 COMPARED TO FISCAL 1997

         The Company's net income improved in Fiscal 1998 to $18.1 million compared to net income of $1.5 million in Fiscal 1997.

         Revenues: Revenues were $436.4 million for Fiscal 1998 as compared to $339.7 million for Fiscal 1997, an increase of $96.7 million or 28.5%. These increases reflected increase in demand from existing customers and the addition of new large accounts.

         Gross margins: Service margin percentage remained essentially flat at 23.4% in Fiscal 1998 and 23.6% in Fiscal 1997.

         Selling, general and administrative expenses: Selling, general and administrative expenses increased to $147.9 million in Fiscal 1998 as compared to $126.0 million in Fiscal 1997 reflecting increased investments in training and field operations as well as higher allocation of corporate overhead to support service revenue growth. Selling, general, and administrative expenses as a percentage of total revenues decreased to 33.9% in Fiscal 1998 from 37.1% in Fiscal 1997.

         Loss from operations: Loss from operations was $82.5 million in Fiscal 1998 and Fiscal 1997. The growth in the service revenues and margins was completely offset by increases in selling, general and administrative expenses to support the service business expansion.

         Interest expense, net: Interest expense (including amounts to support the working capital needs of the TAS Division) decreased slightly to $36.7 million in Fiscal 1998 from $37.1 million in Fiscal 1997, a decrease of $484 or 1.3%. The decrease was driven by reductions in debt levels.

         Provisions for income taxes: The Company utilized net operating loss carry-forwards to offset federal income tax requirements in Fiscal 1998. While the Company considered the improved operations over the course of fiscal year 1997 and 1998, the Company did not believe that it had sufficient reason to conclude that it was more likely than not that the deferred tax asset would be realized.

         Net income: As a result of the factors mentioned above, net income in Fiscal 1998 was $18.1 million compared to net income of $1.5 million in Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations with borrowings under various credit lines. Cash provided by (used in) operating activities was $26.9 million, $54.8 million and $(26.1) million in Fiscal 1999, 1998 and 1997, respectively. Cash was provided by operations during Fiscal 1999 despite the net loss of $100.9 million due to the non-cash impact resulting from write-off of goodwill, non-cash portion of the restructuring and unusual charges and depreciation and amortization, combined with wind down of operating assets and liabilities, principally receivables, inventory, and payables of the TAS Division. Cash provided from operations during 1998 resulted primarily from net income of $18.1 million, depreciation and other non-cash charges to income, and from changes in operating assets and liabilities. Cash used in operations in Fiscal 1997 reflected higher working capital needs resulting from growth in revenues.

         Cash provided by investing activities was $117.3 million in fiscal 1999 and principally reflected the sale of TAS Division. In addition, $20.6 million was used for capital expenditures. In Fiscal 1998 and 1997 cash of $19.7 million and $21.7 million, respectively was used for capital expenditures.

         Cash provided from (used in) financing activities was $(145.8) million, $(36.7) million and $57.2 million in Fiscal 1999, 1998 and 1997, respectively. The proceeds from the TAS Sale during Fiscal 1999 were principally used to pay down accounts payable and interest bearing debt. The fluctuations in cash from financing activities during these periods resulted primarily from changes in the Company's borrowings to support the business growth and availability of cash from operations.

         As of June 27, 1999, the Company's primary source of liquidity consisted of financing provided by IBMCC. The IBMCC Working Capital Line of Credit provided for borrowings of up to $250 million, the interest bearing portion of which was $98.3 million as of June 27, 1999. As a result of the disposition of the TAS Division assets, the available line of credit was reduced to $150 million on August 10, 1999 and thereafter. The IBMCC Working Capital Line of Credit is asset based, and management believes that the amount which will be available to it thereunder will meet the Company's liquidity needs for the next 12 months. The amount of available borrowings and such line of credit expire on July 31, 2001, and can be reduced or terminated by IBMCC upon 60 days' prior notice. Amounts outstanding under the IBMCC Working Capital Line of Credit bear interest at the LIBOR plus 3.00% (7.9% at June 27, 1999). Borrowings under the IBMCC Working Capital Line of Credit are secured by the Company's assets, including accounts receivable, certain inventories and other assets.

         In connection with the Company's acquisition of Random Access in September 1995, the IBMCC Working Capital Line of Credit was amended to provide a long-term loan in the aggregate principal amount of $20 million (the "Long-Term Loan"). The IBMCC Working Capital Line of Credit was further amended in December 1996 to provide for a short-term loan in the original principal amount of $55 million (the "Short-Term Loan") and a special working capital advance in the original principal amount of $20 million (the "Special Working Capital Advance"). As a result of the offering of $100 million aggregate principal amount of 12 1/2% Senior Subordinated Notes due 2006 by the Company which occurred in July 1998 (the "Notes Offering"), the Long-Term Loan and the Special Working Capital Advance were paid in full to IBMCC. The Short-Term Loan was paid in full prior to the Notes Offering.

         The IBMCC Working Capital Line of Credit provides that if Dort A. Cameron III ceases to own and/or control at least 35% of the issued and outstanding capital stock of the Company, the Company will be deemed to be in default. In addition, the IBMCC Working Capital Line of Credit contains restrictive covenants which require the Company to, among other things: (i) maintain a ratio of current assets to current liabilities of at least 0.72 to
1.00 from September 1999 through March 2000, 0.74 to 1.00 from June 2000 through September 2000, and 0.85 to 1.00 thereafter; (ii) maintain the ratio of EBITDA to interest expense for the fiscal quarter ending September 30, 1999 (1.10 to 1.00), for the fiscal quarter ending December 31, 1999 (1.15 to 1.00), for the fiscal quarter ending March 31, 2000 (1.20 to 1.00), for the fiscal quarter ending June 30, 2000 (1.40 to 1.00), and for any fiscal quarter thereafter (1.80 to 1.00); and (iii) maintain at the end of the fiscal quarter ending September 30, 1999, a tangible net worth of negative $12 million, and as of the end of each fiscal quarter thereafter the sum of tangible net worth for the previous fiscal quarter (or, in the event there is a loss for such previous quarter, $0) plus eighty percent (80%) of the Consolidated Net Income for such previous fiscal quarter plus one hundred percent (100%) of the net proceeds received from the issuance of additional equity.

         In addition, the IBMCC Working Capital Line of Credit prohibits the Company from paying cash dividends on Common Stock.

         On July 29, 1998, the Company completed the Notes Offering (see
Note 5 to the Company's consolidated financial statements).

         Capital expenditures totaled $20.7 million during Fiscal Year 1999. The Company believes its current cash balances and its available credit facilities will be sufficient to meet its anticipated cash needs for capital expenditures for the next 12 months. The Company intends to continue to finance a significant portion of its working capital needs through credit facilities. The Company believes that it may seek to raise additional funds through public or private equity or debt financing or from other sources to support the future growth of the business. However, there can be no assurance that the Company will be able to raise such additional funding.

Year 2000 Readiness

         The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administration functions. As the Year 2000 approaches, each of these computer systems may be affected in some way by the rollover of the two-digit year value to "00". If these systems are unable to properly recognize date sensitive information when the year changes to 2000, they could generate erroneous data or fail. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for Year 2000 compliance.

         ENTEX classifies its Year 2000 project into five phases: inventory, assessment, renovation, validation and implementation. Inventory is the process in which all electronic/computer components are defined for all systems (information technology and non-information technology). Assessment is the process in which all components are classified as either "Y2K-ready" or not. Renovation is the process in which systems undergo necessary upgrades, replacements or are retired. Validation is the process in which renovated systems are tested within the Company's infrastructure to validate that either the readiness assessment is correct or that the renovated system or component can be integrated without causing or being affected by a Year 2000 impact. Implementation is the process in which a prepared system is installed into the Company's production environment and is utilized to support business operations.

         The Company completed an inventory of its applications systems in December 1997. More than 30 systems were identified, prioritized according to criticality to then-current business operations, and assessed for compliance status. Based on this review, the Company scheduled each system either for renovation or validation. An initiative was also begun to install certain modules in the SAP R/3(TM) Enterprise Requirements Planning (ERP) product to address Year 2000 preparedness in many of the systems identified in the Company's inventory. In December 1998 the Company abandoned implementation of SAP R/3(TM) and has written off its investment of $10.7 million.

         Effective May 10, 1999, the Company sold certain assets of the TAS Division. The applications and systems used to support that portion of the business were maintained through August 13, 1999. Efforts with regard to Y2K-readiness for such applications and systems were either completed before the sale or halted as a result of the sale. Renovation and validation activities have been reduced to address only those required to support ongoing operations.

         Assessments have also been completed in the systems processing and telecommunications environments. A similar activity in the employee desktop environment was completed in March 1999. The Company's inventory and assessment of its non-IT systems (facilities and security systems) was completed in April 1999 and will be Y2K-ready by September 30, 1999. An effort to replace the Company's core financial reporting system is underway and expected to be completed by April 1, 2000. The current environment will be validated by October 15, 1999 and will remain in place until final cut over is complete.

         As a result of these efforts, the Company intends to implement any required changes or upgrades by October 31, 1999, with validation of these changes and upgrades scheduled shortly thereafter. Contingency plans have been developed for specific business processes and related applications in the event the Company experiences outages of up to a five day duration resulting from the failure of a system to properly address the Year 2000 issue. Such plans are based on the Company's assessment of its ability to successfully make and validate all required changes and upgrades. The worst case scenario involves outages that exceed five business days and extend indefinitely. The Company is committed to supplementing the existing contingency plans with long-term plans in the event that successful validation of applications changes and upgrades has not occurred by November 15, 1999.

         Total costs to complete the Company's Year 2000 efforts for ongoing operations are estimated at approximately $4.3 million. As of August 31, 1999, the Company has spent approximately $3.2 million. The remaining amount is for completing necessary equipment upgrades before October 1999 and providing staff contingency support through March 2000.

         In addition to upgrading its own systems, the Company has contacted certain significant customers and suppliers to determine their Year 2000 readiness profile. To date, the Company has not received any information that would indicate that the Year 2000 would result in any significant disruption from such customers and suppliers.

         All potential risks and uncertainties associated with the Year 2000 issue cannot be fully and accurately quantified. Contingency plans will be developed if third party data interchange partners fail compliance testing or if the replacement or renovation of other existing systems is not on schedule. Although the Company does not believe that any additional costs or potential loss in revenue associated with Year 2000 readiness initiatives will have a material adverse effect on the Company's business, operating results or financial condition, there can be no assurance that the costs associated with updating software or recovering from potential systems interruptions would not have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Company is exposed to interest rate risk primarily through its asset based financing agreement. The Company utilizes these borrowings to meet its working capital needs. As of June 27, 1999, the Company had borrowings of approximately $98.3 million outstanding which have a variable interest rate of 7.9%. Using a yield to maturity analysis and assuming an increase in interest rate on these borrowings of 25 basis points, future annual cash flows would be negatively effected by $246,000. The interest rate variability on all other debt would not have a material adverse effect on the Company's financial statements.

         Currently, the Company does not enter into financial instruments for trading or other speculative purposes or to manage interest rate exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 14 for an index of the Company's Consolidated Financial Statements and related schedule filed herewith.

QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth certain unaudited quarterly statements of operations data for the eight quarters ended June 27, 1999, as well as such data expressed as a percentage of total net revenues. The unaudited data has been prepared on the same basis as the audited financial statements appearing elsewhere herein, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information for the periods presented. Such statement of operations data should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto appearing elsewhere herein. The operating results for any quarter are not indicative of the operating results for any future period.

                                                               Three Months Ended
                            --------------------------------------------------------------------------------------------------------
                            June 27,   March 28,   December 27,   September 27,  June 29,  March 29,  December 28,  September 28,
                              1999        1999         1998          1998          1998       1998       1997          1997
                              ----        ----         ----          ----          ----       ----       ----          ----
                                                               (In thousands, except per share data)
                                                                             (Unaudited)
Net revenues ..........    $127,159     $121,470     $121,141     $113,849     $115,461     $111,180     $107,087     $102,633
Costs and expenses:
Cost of services
     provided .........      98,396       96,217       90,563       83,093       85,702       85,550       85,041       77,926
Inventory charges .....        --           --          1,000         --           --           --           --           --
Selling, general and
     administrative
     expenses .........      31,636       33,602       39,725       40,648       37,770       36,174       36,513       37,480
Restructuring charges .        --           --          2,000         --           --           --           --           --
Unusual charges .......        --          2,500        1,300         --           --           --           --           --
                           --------     --------     --------     --------     --------     --------     --------     --------
Income (loss) from
     Operations .......      (2,873)     (10,849)     (13,447)      (9,892)      (8,011)     (10,544)     (14,467)     (12,773)
Interest expense, net .       7,351       10,487        9,015        9,695        8,965        8,702        9,327        9,669
Other expense (income)          280         (413)        (575)        --           --
                           --------     --------     --------     --------     --------     --------     --------     --------
Loss from continuing
     operations before
     income taxes .....     (10,504)     (20,923)     (21,887)      (19,587)    (16,976)     (19,246)     (23,794)     (22,442)
Provision
     For income taxes .        --           --              1             1        --              1           (1)          (1)
                           --------     --------     --------      --------    --------     --------     --------     --------
income (loss)
     from continuing
     operations .......     (10,504)     (20,923)     (21,888)      (19,588)    (16,976)     (19,247)     (23,793)     (22,441)
                           --------     --------     --------     ---------    --------     --------     --------     --------
Discontinued
     operations:
     Income (loss) from
     Operations
     (net of income tax
     expense) .........       5,492       (9,646)     (12,909)        5,788      17,100        24,113      32,246       27,141
Loss on disposal ......        --        (16,743)        --            --          --            --           --           --
                            --------    --------     --------      --------    --------      --------    --------     --------
Net Income (loss) .....     $ (5,012)   $(47,312)    $(34,797)     $(13,800)   $    124      $  4,866    $  8,453     $  4,700
                            ========    ========     ========      ========    ========      ========    ========     ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers, directors and other key employees of the Company, and their ages and positions as of June 27, 1999, are as follows:

NAME                                  AGE        POSITION
Dort A. Cameron III                   54         Chairman of the Board of Directors
John A. McKenna, Jr.                  44         Chief Executive Officer and Director
Kenneth A. Ghazey                     43         President and Director
Richard Nathanson(1)                  42         President, Services Division
Michael G. Archambault                47         Senior Vice President, Chief Financial Officer and Treasurer
Lynne A. Burgess                      49         Senior Vice President, General Counsel and Assistant
                                                 Secretary
Spencer J. McIlmurray                 45         Senior Vice President, Chief Information Officer
Shirley S. Mehta                      45         Vice President and Controller
Kim Nathanson                         43         Senior Vice President, Human Resources
R. Randolph Devening(2)               57         Director
Linwood A. Lacy, Jr.(2)               54         Director
Frank W. Miller(2)                    54         Director


1        Mr. Nathanson resigned in August 1999.

2        Member of the Audit and Compensation Committees.

         Mr. Cameron co-founded the Company in August 1993, and has served as a director and Chairman of the Board of the Company since its formation. From October 1988 to the present, Mr. Cameron has served as the managing general partner of EBD, L.P., the general partner of The Airlie Group, L.P., a private investment limited partnership; from June 1984 to the present, as the general partner of BMA, the general partner of Investment Limited Partnership, a private investment limited partnership; and from December 1995 to the present as managing member of Airlie Enterprises LLC, a private consulting company. Mr. Cameron is currently serving as a Director of TLC Beatrice Company. Mr. Cameron holds a B.A. from Middlebury College and an M.B.A. from Boston University. In 1983, Mr. Cameron was diagnosed with multiple sclerosis.

         Mr. McKenna co-founded the Company in August 1993, and has served as a Director since its inception and as Chief Executive Officer since April 1996. Mr. McKenna also served as President of the Company from August 1993 until December 1998. Mr. McKenna holds a B.A. from Trinity College.

         Mr. Ghazey joined the Company as Executive Vice President, Finance and Administration, Chief Financial Officer and Director in January 1997 and has served as President of the Company since December 1998. Mr. Ghazey served as President, Chief Operating Officer and a Director for Darling International, a publicly-owned food waste recycling company, from 1993 to December 1996. Mr. Ghazey is a Certified Public Accountant and holds a B.S. in Accounting from the University of Vermont.

         Mr. Nathanson joined the Company in July 1996 as Senior Vice President, Network and Professional Services in connection with the Company's acquisition of FCP, a network integration and professional services consulting firm, and served as Senior Vice President, Services from April 1997 to October 1998. From October 1998 to August 1999, Mr. Nathanson served as President of the Company's Services Division. From February 1984 to July 1996, Mr. Nathanson served as President and Chief Executive Officer of FCP.

         Mr. Archambault joined the Company in May 1997 as Vice President and Treasurer. He served as Senior Vice President, Treasurer from March 1998 and has served as Senior Vice President, Chief Financial Officer and Treasurer since December 1998. From September 1989 to 1997, Mr. Archambault served as Vice President of Finance and Investor Relations for Symbol Technologies, Inc., a manufacturer of bar code data capture systems worldwide. Mr. Archambault is a Certified Public Accountant and holds an M.S. in Accounting and a B.S. in Finance from Northeastern University.

         Ms. Burgess joined the Company in May 1994 as Vice President and General Counsel and has served as Senior Vice President and General Counsel since January 1998. From October 1992 to May 1994, Ms. Burgess was Of Counsel to the law firm of Collier, Shannon, Rill and Scott, specializing in commercial and antitrust matters. Ms. Burgess holds a B.A. from William Smith College and a J.D. from Fordham University School of Law.

         Mr. McIlmurray joined the Company in September 1998 as Senior Vice President, Chief Information Officer. From 1993 to 1998. Mr. McIlmurray served as Vice President, Information Technology Services, for Avon Products, Inc., a global direct seller of consumer packaged goods. Mr. McIlmurray holds a B.A. from Boston College and an M.B.A. from Cornell University.

         Ms. Mehta joined the Company in February 1997 as Assistant Controller and has served as Vice President and Controller since December 1998. From June 1988 to February 1997, Ms. Mehta held a variety of financial management positions at Kraft General Foods, a subsidiary of the Philip Morris
Companies, most recently as Financial Director. Ms. Mehta is a Certified Public Accountant and holds an M.B.A. in Accounting and Finance from the Graduate School of Business, Columbia University and a B.A. in Economics from
Fordham University.

         Ms. Nathanson joined the Company in July 1996 as Vice President of Paragon Programs in connection with the Company's acquisition of FCP. From October 1998 to May 1999, she served as Senior Vice President of Product Management. Ms. Nathanson has served as the Company's Senior Vice President, Human Resources since May 1999. Prior to joining the Company, Ms. Nathanson served as the Chief Operating Officer and Chairman of the Board of FCP, a company which she co-founded in 1984.

         Mr. Devening has served as a Director of the Company since June 1996. Since August 1994, Mr. Devening has served as Chairman, President and Chief Executive Officer of Food Brands America, Inc., a diversified food manufacturing company. From April 1993 to July 1994, Mr. Devening served as Vice Chairman and Chief Financial Officer of Fleming Companies, Inc., a food distribution and marketing company. Mr. Devening serves as a director of Hancock Fabrics Inc., and Hussman Corporation. Mr. Devening holds a B.A. from Stanford University and an M.B.A. from the Harvard Graduate School of Business.

         Mr. Lacy has served as a Director of the Company since June 1996. From July 1985 until May 1996, Mr. Lacy served as the Chief Executive Officer and Chairman of Ingram Micro Inc. and its predecessor company Micro D Inc., a distributor of microcomputer products. From December 1993 to January 1996, Mr. Lacy served as President of Ingram Industries, the holding company of Ingram Micro Inc. From June 1995 to April 1996, he served as the Chief Executive Officer of Ingram Industries. From October 1996 to October 1997, Mr. Lacy served as President and Chief Executive Officer of MicroWarehouse, a direct marketer of computer products. Mr. Lacy serves as a director of Earthlink Network, Inc. and pcOrder.com, Inc., as well as several private companies. Mr. Lacy holds a B.S. in Chemical Engineering and an M.B.A. from the University of Virginia.

         Mr. Miller has served as a Director of the Company since September 1993. Since January 1995, Mr. Miller has served as President of Miller Associates, Inc., a management consulting firm. From February 1990 to December 1994, Mr. Miller served as the Vice Chairman and Chief Executive Officer of Darling International, a publicly owned food waste recycling company. Mr. Miller serves as a director to other private companies and a high yield investment fund. Through Miller Associates, Inc., Mr. Miller served as an interim Chief Executive Officer and Director of a privately held workout credit for Cherrydale Farms, Inc., which filed for bankruptcy protection on March 15, 1999. Mr. Miller holds a B.S. in Industrial Management from the Lowell Technological Institute.

         The Company currently has six directors. All directors serve on the Board of Directors of the Company until their successors are elected and qualified. There are no family relationships among any of the directors or executive officers of the Company. The Company's executive officers serve at the discretion of the Board of Directors.

         In June 1996, the Board of Directors established an Audit Committee and a Compensation Committee. The Audit Committee is currently comprised of Messrs. Devening, Lacy and Miller and is chaired by Mr. Miller. The Audit Committee oversees the activities of the Company's independent auditors and reviews with the independent auditors the Company's internal accounting procedures and controls. The Compensation Committee is currently comprised of Messrs. Devening, Lacy and Miller and is chaired by Mr. Devening. The Compensation Committee makes recommendations to the Board of Directors with respect to general compensation and benefit levels and other related matters, reviews and approves the compensation and benefits for the Company's executive officers, administers the Company's stock option plans and makes recommendations to the Board of Directors regarding such matters.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         All reports required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE OFFICER COMPENSATION

         The following table sets forth information concerning the compensation paid by the Company during the Company's fiscal years ending June 27, 1999, June 28, 1998 and June 29, 1997 to the Company's Chief Executive Officer, and each of the Company's five other most highly compensated executive officers (collectively, the "Named Officers"):


NAME AND PRINCIPAL              FISCAL             ANNUAL                     LONG TERM COMPENSATION
POSITION                         YEAR            COMPENSATION                           AWARD
                                ---------------------------------------------------------------------
                                                                     SECURITIES          ALL OTHER
                                           SALARY       BONUS(1)     UNDERLYING          COMPENSATION
                                           ------       --------     OPTIONS/SAR(2)      ------------
                                             ($)          ($)        --------------          ($)
John A. McKenna, Jr. ....       1999       425,000          800,000          --             28,733
Chief Executive Officer         1998       373,461          127,750        30,000           17,533
                                1997       350,000          150,171          --             21,333


Kenneth A. Ghazey(3) ....       1999       366,827          806,000          --             27,099
President                       1998       298,462          100,375          --             12,299
                                1997       126,923                0       880,000            5,195


NAME AND PRINCIPAL              FISCAL             ANNUAL                LONG TERM COMPENSATION
POSITION                         YEAR            COMPENSATION                   AWARD
                                ---------------------------------------------------------------------
                                                                     SECURITIES          ALL OTHER
                                           SALARY       BONUS(1)     UNDERLYING          COMPENSATION
                                           ------       --------     OPTIONS/SAR(2)      ------------
                                             ($)          ($)        --------------          ($)
John F. Lyons(4) ........       1999       244,711        409,375            --              3,096
President, TAS Division         1998       199,520         88,750          25,000            2,933
                                1997       174,462        101,516            --              4,175

Richard Nathanson(5) ....       1999       239,615        167,500            --              1,035
President, Services             1998       193,800        117,910            --                344
Division
                                1997       258,048        193,787(6)      187,395            2,041


Michael G. Archambault(7)       1999       246,854        244,375          15,000            5,197
Senior Vice President,          1998       160,000         35,040          75,000              731
Chief Financial Officer         1997        15,385              0            --                699
and Treasurer
Dort A. Cameron III .....       1999       400,000              0            --             17,358
Chairman of the Board           1998       400,000              0         150,000           18,801
of Directors                    1997       400,000              0            --             18,801

(1) Includes bonus compensation awarded in Fiscal 1999 in connection with the closing of the TAS Sale as follows: $500,000 to each of John McKenna and Ken Ghazey; $275,000 to John Lyons; and $100,000 to Michael Archambault.

(2) The stock options listed in the table represent options to purchase Common Stock of the Company under the Company's 1996 Performance Incentive Plan ("PIP") or the Company's 1996 Stock Option Plans (the "EIS Plans") and have been adjusted for stock dividends.

(3)      Mr. Ghazey joined the Company in January 1997.

(4) In connection with the TAS Sale, Mr. Lyons accepted a position with CompuCom and resigned from the Company in May 1999.

(5)      Mr. Nathanson resigned in August 1999.

(6) Includes $120,787 bonus payable by FCP at the time of the acquisition and paid by the Company after the closing.

(7)      Mr. Archambault joined the Company in May 1997.

                        Option Grants In Last Fiscal Year

         The following table sets forth for certain information concerning grants of options to each of the Named Officers during Fiscal 1999.


                                                                                        Potential Realizable
                              Number of    Percent of                                   Value of Assumed
                              Securities   Total Options                                Annual Rates of
                              Underlying   Granted to                                   Stock Price
                              Options      Employees in    Exercise Price  Expiration   Appreciation for
Name                          Granted (#)  Fiscal 1999     Per Share(1)    Date (2)     Option Term(3)
                              -----------  -----------     ------------    --------     --------------
                                                                                        5%          10%
                                                                                        --          ---
Michael G. Archambault....    15,000(4)    5.37%           $4.12           09/28/08     $125,276    $317,473

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

(2) Options may terminate before their expiration date if the optionee's status as an employee or consultant is terminated or upon the optionee's death or disability. Options must generally be exercised within 30 days of the termination of the optionee's status as an employee or consultant of the Company, or within 12 months after such optionee's death or disability. If, however, an optionee is terminated for cause, all vested options shall be canceled on the date of grant.

(3) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the Company's future Common Stock prices.

(4) Represents 15,000 shares of the Company's Common Stock subject to an incentive stock option. All options were granted pursuant to the Company's PIP. Twenty percent (20%) of such options vested on June 30, 1999, and an additional twenty percent (20%) shall vest after each anniversary of June 30, 1999.

                          FISCAL YEAR-END OPTION VALUES

         The following table sets forth the value of outstanding options held by the Named Officers as of June 27, 1999 and has been adjusted for stock dividends.


                            NUMBER OF SECURITIES UNDERLYING UNEXERCISED   VALUE OF UNEXERCISED IN-THE-MONEY
                                  OPTIONS AT FISCAL YEAR-END (#)                OPTIONS AT FISCAL YEAR-END (1)

NAME                          EXERCISABLE              UNEXERCISABLE        EXERCISABLE        UNEXERCISABLE
John A. McKenna, Jr.           1,725,120                    0                        --                     --
Kenneth A. Ghazey                576,000              304,000            $   374,400.00         $   197,600.00
John F. Lyons                          0                    0                        --                     --
Richard Nathanson                 93,697               93,698            $    60,903.05         $    60,903.70
Michael Archambault               25,000               65,000            $    13,000.00         $    19,500.00
Dort A. Cameron III              150,000                    0                        --                     --


(1) Calculated on the basis of the fair market value of the Common Stock at June 27, 1999, $2.69 per share (as determined by the Company's Board of Directors), less the exercise price payable for such shares, multiplied by the number of shares underlying the option.

DIRECTOR COMPENSATION

         Under the Company's Non-Employee Director Stock Plan, as amended through October 1998 (the "Director Plan"), each non-employee director receives an annual retainer that contemplates attendance at up to six Board or Committee meetings per year. Each year, non-employee directors may elect to receive payment for the annual retainer either in cash or in the form of shares of the Company's Common Stock. Fees for meetings attended in excess of those covered by the annual retainer are paid in cash on a per meeting basis. In addition, the Company reimburses directors for expenses incurred in attending board and committee meetings. As of June 27, 1999, the Company had issued an aggregate 68,815 shares of the Company's Common Stock to its non-employee directors pursuant to the Director Plan. During Fiscal 1996 and Fiscal 1997, Mr. Devening and Mr. Lacy were each granted an aggregate of 37,500 options to purchase shares of the Company's Common Stock in consideration for services rendered as a director of the Company. In November 1998, Messrs. Devening, Lacy and Miller were each granted 25,000 options to purchase shares of the Company's Common Stock in consideration for services rendered as directors of the Company.

         Since its inception, the Company has paid Mr. Cameron a salary for services rendered in his capacity as Chairman of the Board. During Fiscal 1998, his annual salary was $400,000. On July 1, 1998, the Company entered into an employment agreement with Mr. Cameron. See "-- Employment Agreements."

EMPLOYMENT AGREEMENTS

         The Company has entered into agreements with certain of the Company's Named Officers, including: Dort A. Cameron III, Chairman of the Company's Board of Directors; John A. McKenna, Jr., the Company's Chief Executive Officer; Kenneth A. Ghazey, the Company's President; Richard Nathanson, the former President of the Company's Services Division; and Michael G. Archambault. the Company's Senior Vice President, Chief Financial Officer and Treasurer.

         Mr. McKenna's severance agreement provides that upon a Severance Event (as defined below), he will be entitled to a payment equal to 12 times his monthly compensation as of the date of termination (including his bonus or any variable compensation at 100% of target). In addition, if a Severance Event occurs or Mr. McKenna's employment is terminated prior to a public offering or change of control (as defined below) and the Company elects to repurchase his shares of Common Stock pursuant to the Stockholders' Agreement, Mr. McKenna shall be entitled to receive (i) the difference between the book value as of the end of the most recent fiscal year and the Share Value (as defined below) and
(ii) a tax gross-up for the difference between ordinary income tax treatment and capital gains tax treatment resulting from such repurchase, computed to put Mr. McKenna in the same position he would have been in if he had timely made an Internal Revenue Code of 1986, as amended, Section 83(b) election. A "Severance Event" is defined as (i) a termination for any reason other than cause or as a result of his death, disability or voluntary resignation or (ii) a change of control which results in a reduction of his base compensation, a reduction in the level of authority or scope of responsibilities or relocation. In addition, the terms of certain of his stock option grant agreements provide that, in the event of a Severance Event, the vesting of the options granted will be accelerated and the exercise period for such options will be extended to two years after termination. Mr. McKenna's severance agreement terminates on August 6, 2000.

         Mr. Ghazey's agreement provides that upon (i) the termination of his employment by the Company for other than cause or as a result of death, disability or voluntary resignation, (ii) a change of control (as defined below) or (iii) a unilateral decrease in his aggregate compensation, benefits and incentive package which is not uniformly applied to all other senior executive officers, he will be entitled to one year's base salary at the then current rate and all incentive compensation earned but not paid under the Management Incentive Plan then in effect.

         The retention agreement of Mr. Archambault provides that upon (i) termination of employment by the Company for other than cause or as a result of death, disability, voluntary resignation or normal retirement at age sixty-five or (ii) a change of control (as defined below) followed by (a) a termination for other than cause or as a result of his death, disability, voluntary resignation, or normal retirement, or (b) voluntary resignation following reduction in compensation, reduction in the level of authority or scope of responsibilities or relocation, he will be entitled to 12 times his monthly compensation as of the date of termination (including bonus at 100% of target). Mr. Archambault is subject to a covenant not to compete during the period of time the Company is paying severance.

         Mr. Nathanson's employment agreement provided that upon termination without cause, he is entitled to severance payments equal to 12 times his monthly compensation as of the date of termination plus bonus at 100% of target. Mr. Nathanson is subject to a covenant not to compete until August 2000. In addition, in connection with his resignation in August 1999, Mr. Nathanson was given an additional period of time to exercise his options.

         Mr. Cameron's employment agreement is effective until July 1, 2001. Such agreement provides for an initial annual base salary of $400,000 and participation in the Company's existing and future long term incentive plans at a level determined by the Board of Directors. The Company will provide hospitalization, medical, dental and health coverage to Mr. Cameron and his spouse following the termination of the agreement for the remainder of their lives or until comparable coverage is obtained from another employer or until comparable coverage can be obtained at commercially reasonable rates, up to a maximum actual cost to the Company of $1.5 million. In addition, upon (i) death,
(ii) disability or (iii) termination of his employment by the Company without cause or termination by Mr. Cameron for Good Reason (as defined below), Mr. Cameron will be entitled to receive the base salary at the then current rate for the longer of (x) the remainder of the term of the agreement (without regard to the earlier termination) and (y) one year. Mr. Cameron is subject to a covenant not to compete until three years following the termination of his employment.

         A "change of control" for purposes of Mr. McKenna's agreement is defined as an event in which Mr. Cameron and the Cameron Affiliates no longer own voting securities of the Company entitled to cast a majority of votes for election of the Board of Directors of the Company. A "change of control" for purposes of the agreements of Messrs. Archambault and Ghazey is defined as a transfer of ownership or control of more than 50% of all of the assets or shares of the Company. For purposes of Mr. Cameron's employment agreement, for "Good Reason" means a termination of Mr. Cameron's employment agreement by Mr. Cameron following a reduction in his annual base salary, a material alteration in his authority or responsibilities, the failure to elect or continue Mr. Cameron as Chairman of the Board of Directors, the failure to maintain directors and officers liability insurance covering Mr. Cameron or a material breach of the agreement by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of August 31, 1999 for (i) each person or entity who is known by the Company to beneficially own five percent or more of the outstanding Common Stock of the Company, (ii) each of the Company's directors, (iii) each of the Named Of-ficers (as defined above), and (iv) all directors and executive officers of the Company as a group:


                                                                                    SHARES BENEFICIALLY OWNED(1)
                                                                                 -------------------------------
NAME OF GROUP OR BENEFICIAL OWNERS                                                NUMBER                 PERCENT
----------------------------------                                                ------                 -------
Dort A. Cameron, III(2)                                                          24,227,392               74.3
   c/o ENTEX Information Services, Inc.
   6 International Drive
   Rye Brook, NY  10573
IBM Credit(3)                                                                     2,436,055                7.4
   1133 Westchester Avenue
   White Plains, NY  10604
John A. McKenna, Jr.(4)(5)                                                        2,367,324                6.9
Kenneth Ghazey(6)                                                                   576,000                1.7
John F. Lyons(7)                                                                    120,417                *
Richard Nathanson(8)                                                                187,395                *
Michael G. Archambault(9)                                                            28,000                *
R. Randolph Devening(10)                                                             83,815                *
Linwood A. Lacy, Jr.(11)                                                             94,898                *
Frank W. Miller(12)                                                                  46,264                *
All directors and executive officers as a group (12 persons)(13)                 27,933,821               78.7

*      Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of August 31, 1999, are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table, pursuant to the Stockholders' Agreement and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. See Items 1 and 13.

(2) Includes 21,407,739 shares of Common Stock registered in the name of ENTEX Associates L.P. Dort A. Cameron III is the sole stockholder of the Putnam Group, Inc., the general partner of ENTEX Associates L.P. Includes 150,000 shares of Common Stock owned by Mr. Cameron which are subject to an option currently exercisable. Includes 1,851,850 shares of Common Stock owned by Mr. Cameron which are subject to an immediately exercisable option to purchase such shares which Mr. Cameron granted to IBMCC. See Item 13.

(3) Includes 1,851,850 shares of Common Stock owned by Mr. Cameron which are subject to an option immediately exercisable by IBMCC to purchase such shares and 584,205 shares of Common Stock subject to an immediately exercisable warrant. See Item 13.

(4) Includes 1,725,120 shares of Common Stock owned by Mr. McKenna which are subject to an option currently exercisable.

(5) Pursuant to the Stockholders' Agreement, in the event that Mr. McKenna's employment is terminated for any reason, the Company shall have the right to purchase all shares of Common Stock owned by him. If the Company is unable to purchase such shares in cash, the Cameron Affiliates will have a right to purchase such shares. See Items 1 and 13.

(6) Includes 576,000 shares of Common Stock owned by Mr. Ghazey which are subject to an option currently exercisable.

(7) In connection with the TAS sale, Mr. Lyons accepted a position with CompuCom Systems, Inc. and resigned from the Company in May 1999.

(8) Includes 187,395 shares of Common Stock beneficially owned by Mr. Nathanson which are subject to options currently exercisable. Mr. Nathanson resigned in August 1999.

(9) Includes 28,000 shares of Common Stock owned by Mr. Archambault which are subject to options currently exercisable.

(10) Includes 62,500 shares of Common Stock owned by Mr. Devening which are subject to options currently exercisable.

(11) Includes 62,500 shares of Common Stock owned by Mr. Lacy which are subject to options currently exercisable.

(12) Includes 25,000 shares of Common Stock owned by Mr. Miller which are subject to options currently exercisable.

(13) Includes 3,042,915 shares of Common Stock which are subject to options exercisable within 60 days of August 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

SHARE OWNERSHIP

         As of June 27, 1999, Dort A. Cameron III, the Company's Chairman, owned of record 2,669,653 shares of the Company's Common Stock. In addition, as of such date, ENTEX Associates, L.P., a Delaware limited partnership, owned 21,407,739 shares of the Company's Common Stock. Mr. Cameron is the sole stockholder of The Putnam Group, Inc., the general partner of ENTEX Associates, L.P. (the "Putnam Group"). Two of the limited partners of ENTEX Associates, L.P., Airlie Associates and Airlie Associates II, are general partnerships consisting of Mr. Cameron's relatives. The other limited partners of ENTEX Associates, L.P. are business associates of Mr. Cameron. Mr. Cameron has voting and dispositive power over the shares of the Company's Common Stock held by ENTEX Associates, L.P. and, accordingly, may be deemed to have beneficial ownership with respect to these shares. In connection with the restructuring of indebtedness under the IBMCC Working Capital Line of Credit in December 1996, Mr. Cameron and Entex Associates, L.P. ("ENTEX Associates"), along with Mr. McKenna, pledged the Common Stock held by each to IBMCC as additional collateral. See " -- IBMCC Financing." The pledges of Mr. Cameron, ENTEX Associates and Mr. McKenna were released in 1998 in connection with the Notes Offering.

INDEBTEDNESS BETWEEN THE COMPANY AND CERTAIN AFFILIATES

         In July 1993, Mr. Cameron, Airlie Associates and Airlie Associates II loaned $3.13 million, $340,000 and $780,000, respectively, to ENTEX Holdings, Inc. ("ENTEX Holdings"), the former parent of the Company which was merged with and into the Company on June 28, 1996 (the "Holdings Merger"). In addition, in December 1993 Mr. Cameron loaned ENTEX Holdings $312,500. These loans were evidenced by promissory notes (the "1993 Notes"). The 1993 Notes were assumed by the Company and $415,925 principal amount was repaid in connection with the Holdings Merger. The remaining balance on the 1993 Notes, approximately $4.1 million, was repaid with the proceeds of the Notes Offering.

PAYMENTS TO AFFILIATES

         During Fiscal 1999, the Company paid to Airlie Enterprises a monthly overhead allocation fee of $15,000. The Company paid approximately $195,000 to Atlantic Aviation, which leases an airplane from a corporation wholly owned by Mr. Cameron, in Fiscal 1999 for use of such airplane.

         During Fiscal 2000, the Company anticipates that it will pay approximately $100,000 for consulting services to Miller Associates, Inc. ("MAI"). Mr. Miller, a director of the Company, is President and owns a 100% interest in MAI.

         For Fiscal 1999, the Company has outsourced substantially all of its training activities to KAH and made payments to KAH of approximately $4.4 million. The Company owns a direct 8% interest in KAH. Mr. Cameron controls and owns a direct 35% interest in KAH.

STOCKHOLDERS' AGREEMENT

         On December 10, 1993, ENTEX Holdings, Dort A. Cameron III, ENTEX Associates, L.P. and certain members of the Company's then current management (the "Participants") entered into the Stockholders' Agreement in connection with the sale and purchase of a total of 5,860,690 shares, net of repurchases, of the Common Stock (the "Original Shares") of ENTEX Holdings by the Participants.

         The Stockholders' Agreement is binding on the Company as the successor corporation of ENTEX Holdings and all obligations of the Participants and the Cameron Affiliates relating to the shares of Common Stock of ENTEX Holdings relate to the shares of Common Stock of the Company. Pursuant to the Stockholders' Agreement, each of the Cameron Affili-ates and each of the Participants agreed to vote their shares of Common Stock to elect one Participant nominated by the Participants and acceptable to the Cameron Affiliates to the Board of Directors of the Company. In addition, in the event of (i) any proposed capital reorganization of the Company, (ii) any reclassification or recapitalization of the Company, (iii) any transfer of all or substantially all of the assets of the Company, (iv) any consolidation or merger involving the Company and any other person, (v) any dissolution, liquidation or winding-up of the Company, or (vi) any material transaction affecting the capital stock of the Company which is not in the ordinary course of business and which is required by the laws of Delaware to be submitted to a vote of the stockholders of the Company, the Participants agreed to vote their shares of Common Stock in the same manner as the Cameron Affiliates.

         In addition, pursuant to the Stockholders' Agreement, in the event that certain Participants die or become disabled (the "Non-Electing Participants"), the Company will have the right to purchase all of the shares of Common Stock of such Non-Electing Participants. Upon death or disability, the Non-Electing Participants and their legal representatives will have the right to require the Company to purchase all of their shares of Common Stock. The per share price to be paid by the Company shall equal the greater of the Original Purchase Price (as defined below) or the Share Value (as defined below). As of June 27, 1999, the Non-Electing Participants total six individuals who collectively own 759,336 shares of Common Stock. The Company has obtained an insurance policy that would cover the purchase price of such shares in the event of the exercise of such put options. The Company has the right to purchase shares of Common Stock if other Participants, including John McKenna ("Plan 2 Participants"), are terminated for any reason. If a Plan 2 Participant's employment is terminated for cause, the per share value shall equal the lesser of Original Purchase Price and the Book Value (as defined below) and if for any other reason, shall equal the Book Value. If the Company is not able to pay for a Participant's shares of Common Stock in cash, the Company must assign its rights to the Cameron Affiliates.

         "Share Value" shall mean the amount determined by multiplying (a) the net income of the Company on a consolidated basis for the four most recent fiscal quarters of the Company immediately preceding the date of the termination of the Participant's employment, as shown on the financial statements of the Company, determined in accordance with GAAP, by (b) the Earnings Multiple, and dividing the product so obtained by the number of shares of Common Stock issued and outstanding on a fully diluted basis. "Earnings Multiple" shall mean the arithmetic average of the "price to earnings ratio" of each of certain publicly traded companies as reported in composite transactions in the Wall Street Journal on the last day of each of the six calendar months immediately preceding the date of repurchase of such Common Stock. "Original Purchase Price" shall mean the original purchase price paid for the Original Shares, as adjusted for stock dividends. "Book Value" shall mean the book value of a share of Common Stock as of the end of the most recent fiscal year.

         The Stockholders' Agreement will terminate upon the consummation of a public offering; provided, that the voting provisions shall terminate upon the earlier of (a) the con-summation of a public offering or (b) December 10, 2000, and provided, further, that certain provisions relating to the Company's right to repurchase a Participant's shares of Common Stock shall terminate upon the earlier of (x) the consummation of a public offering or (y) a change of control. A "change of control" is defined as an event in which the Cameron Affiliates no longer own voting securities of the Company entitled to cast a majority of votes for election of the Board of Directors of the Company.

IBMCC FINANCING

         The Company has financed a significant portion of its working capital needs under the IBMCC Working Capital Line of Credit. IBMCC is the beneficial owner of more than 5% of the outstanding capital stock of the Company. The IBMCC Working Capital Line of Credit provides for borrowings of up to $250.0 million ($150 million from and after August 10, 1999), of which $98.3 million was owed to IBMCC as of June 27, 1999 on an interest-bearing basis and was classified as notes payable. The IBMCC Working Capital Line of Credit matures on July 31, 2001 and is terminable upon 60 days' prior notice by IBMCC. Amounts outstanding under the IBMCC Working Capital Line of Credit bear interest at LIBOR plus 3.00% (7.9% at June 27, 1999). Such rate is subject to increase or decrease depending on the Company's financial performance. The IBMCC Working Capital Line of Credit is secured by certain inventory, accounts receivable and certain intellectual property. The IBMCC Working Capital Line of Credit provides that if Dort A. Cameron III ceases to own and/or control at least 35% of the issued and outstanding capital stock of the Company, the Company will be deemed to be in default. In connection with the financing arrangement, Mr. Cameron has granted to IBMCC an option ("the IBMCC Option") to acquire 1,851,850 shares of Common Stock held by him. The IBMCC Option is immediately exercisable at a price of $.02 per share and expires July 15, 2001. IBMCC holds a warrant to purchase up to 333,350 shares of the Company's Common Stock which was committed to by ENTEX Holdings in August 1993 and issued in November 1994 in connection with a settlement of a dispute between International Business Machines Corporation, JWPIS and ENTEX Holdings (the "1994 Warrant"). The 1994 Warrant is immediately exercisable for a total exercise price of $10.00 and expires on July 15,2001. In connection with an amendment to the IBMCC Working Capital Line of Credit on July 15, 1997 the Company entered into a warrant agreement pursuant to which IBMCC was issued warrants to acquire up to 250,855 shares of Common Stock (the "1997 Warrant"). The 1997 Warrant may be exercised at any time prior to July 31, 2004 at an exercise price of $7.55 per share. In addition, IBMCC was granted the right to sell the Common Stock issuable upon exercise of the 1994 and 1997 warrants (the "Warrant Shares") and any shares purchased upon exercise of the IBMCC Option ("IBMCC Option Shares" )along with any sale of Common Stock representing more than 20% of the capital stock of the Company held by the Cameron Affiliates. Mr. Cameron has a right to require IBMCC to sell the Warrant Shares and any IBMCC Option Shares along with any sale of Common Stock representing 50% or more of the capital stock of the Company by the Cameron Affiliates. IBMCC was also granted certain demand and piggyback registration rights for the Warrant Shares and the IBMCC Option Shares. See Items 1 and 7 and Notes 5 and 7 of the Notes to Consolidated Financial Statements.

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

DESCRIPTION                                                                                    PAGE NO.
-----------                                                                                    --------
Independent Auditors' Report......................................................             F-1

Consolidated Balance Sheets as of June 27, 1999 and June 28, 1998.................
                                                                                               F-2
Consolidated Statements of Operations for Years Ended June 27, 1999, June 28,
   1998 and June 29, 1997.........................................................             F-3

Consolidated Statements of Cash Flows for the Years Ended June 27, 1999, June 28,
   1998 and June 29, 1997.........................................................             F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended
   June 27, 1999, June 28, 1998 and June 29, 1997.................................             F-5

Notes to Consolidated Financial Statements........................................             F-6

Schedule II - Valuation and Qualifying Accounts and Reserves......................             F-18

         Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

REPORTS ON FORM 8-K

         Current Report on Form 8-K dated May 11, 1999, reporting the sale of TAS Division to CompuCom Systems, Inc.

EXHIBITS


EXHIBIT NUMBER                        DESCRIPTION

2.1 Agreement and Plan of Reorganization by and between ENTEX Holdings, Inc. and the Company dated as of June 28, 1996, incorporated by reference to the Company's Registration Statement on Form 10 (File No. 000-23457) filed December 3, 1997 (the "Form 10")

2.2 Agreement and Plan of Merger by and among the Company, ENTEX Acquisition Corp. and Random Access, Inc., dated as of May 15, 1995, with amendment thereto, incorporated by reference to Amendment No. 1 to the Company's Form 10 filed January 27, 1998

2.3 Agreement and Plan of Reorganization among the Company, EIS Acquisition Corporation and FCP Technologies, Inc., incorporated by reference to Amendment No. 1 to the Company's Form 10 filed January 27, 1998

2.4 Asset Purchase Agreement dated as of May 10, 1999 by and between CompuCom Systems, Inc. and the Company, incorporated by reference to the Company's Current Report on Form 8K filed May 25, 1999

3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to the Company's Form 10

3.2 Amended and Restated Bylaws of the Company dated December 9, 1998, incorporated by reference to the Company's Current Report on Form 8K filed
                          December 23, 1998

4.1 Form of the Company's Common Stock Certificate, incorporated by reference to the Company's Form 10

4.2 Indenture dated July 29, 1998, among the Company, the Guarantors named therein, and Marine Midland Bank, N.A., as trustee, incorporated by reference to the Company's Current Report on Form 9K filed August 13, 1998

EXHIBIT NUMBER                                 DESCRIPTION
--------------                                 -----------
4.3 Exchange Offer Registration Rights Agreement dated July 29, 1998, among the Company, the Guarantors named therein and CIBC Oppenheimer Corp. and Lazard Freres & Co. LLC, incorporated by reference to the Company's Current Report on Form 8K filed August 13, 1998

10.1 Stockholders' Agreement among ENTEX Holdings, Inc., Dort A. Cameron III, ENTEX Associates, L.P., and the Participants named therein dated December 10, 1993, with First Amendment thereto, incorporated by reference to the Company's Form 10

10.1.1 Second Amendment to Stockholders' Agreement among ENTEX Holdings, Inc., Dort A. Cameron III, ENTEX Associates, L.P., and the Participants named therein dated March 6, 1998, incorporated by reference to Amendment No. 3 to the Company's Form 10 filed May 15, 1998

10.2 Fourth Amended and Restated Agreement for Wholesale Financing by and between IBM Credit Corporation and the Company, with Amendments 1 through 10 thereto, incorporated by reference to Amendment No. 1 to the Company's Form 10 filed January 27, 1998

10.2.1+ Amendment No. 11 to the Fourth Amended and Restated Agreement for Wholesale Financing by and between IBM Credit Corporation and the Company

10.2.2+ Amendment No. 12 to the Fourth Amended and Restated Agreement for Wholesale Financing by and between IBM Credit Corporation and the Company

10.2.3 Amendment No. 13 to the Fourth Amended and Restated Agreement for Wholesale Financing by and between IBM Credit Corporation and the Company, incorporated by reference to the Company's Current Report on Form 8K filed August 13, 1998

10.2.4 Amendment No. 14 to the Fourth Amended and Restated Agreement for Wholesale Financing by and between IBM Credit Corporation and the Company, incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 (File No. 333-64805) (the "S-4") filed January 8, 1999

EXHIBIT NUMBER                                 DESCRIPTION
--------------                                 -----------
10.2.5+ Amendment No. 15 to the Fourth Amended and Restated Agreement for Wholesale Financing by and between IBM Credit Corporation and the Company

10.2.6+ Amendment No. 16 to the Fourth Amended and Restated Agreement for Wholesale Financing by and between IBM Credit Corporation and the Company

10.2.7+ Amendment No. 18 to the Fourth Amended and Restated Agreement for Wholesale Financing by and between IBM Credit Corporation and the Company

10.3 Warrant Agreement among IBM Credit Corporation, ENTEX Holdings, Inc., and the Company dated November 15, 1994, incorporated by reference to the Company's Form 10

10.4 Warrant Agreement between IBM Credit Corporation and the Company dated July 15, 1997, incorporated by reference to the Company's Form 10

10.5 Non-Competition, Referral and Non-Disclosure Agreement dated as of May 10, 1999, by and between CompuCom Systems, Inc. and the Company, incorporated by reference to the Company's Current Report on Form 8K filed May 25, 1999

10.6 Sublease Agreement dated June 6, 1997 between General Electric Company and the Company with related consent, incorporated by reference to Amendment No. 1 to the Company's Form 10 filed January 27, 1998

10.6.1+ Sublease Extension and Amendment between General Electric Company and the Company

10.7 Lease Agreement dated January 20, 1995 between Royal Executive Park II and the Company, with First Amendment thereto, incorporated by reference to Amendment No. 1 to the Company's Form 10 filed January 27, 1998

EXHIBIT NUMBER                                 DESCRIPTION
--------------                                 -----------
10.7.1+ Second Amendment of Lease by and between Reckson Operating Partnership, L.P., successor-in-interest to Royal Executive Park II, and the Company

10.8 Sublease Agreement dated August 6, 1993 between JWP Inc. and the Company and related amendments, consents and lease agreements, incorporated by reference to Amendment No. 1 to the Company's Form 10 filed January 27, 1998

10.9 Lease Agreement dated May 15, 1995 between the Company and Duke Realty Limited Partnership, with the First through Fourth Amendments thereto, incorporated by reference to Amendment No. 1 to the Company's Form 10 filed January 27, 1998

10.9.1+ Fifth Lease Amendment to the Lease Agreement dated May 15, 1995 between the Company and Duke Realty Limited Partnership

10.10 Lease Agreement dated February 29, 1992 between the Company and 725 C.W. Associates Limited Partnership with related amendments, incorporated by reference to Amendment No. 1 to the Company's Form 10 filed January 27, 1998

10.11 Agreement between John A. McKenna, Jr. and the Company dated August 7, 1994 with related amendment, incorporated by reference to the Company's Form 10

10.12 Letter Agreement between Kenneth A. Ghazey and the Company dated January 6, 1997, incorporated by reference to the Company's Form 10

10.13 Employment Agreement between Richard Nathanson and the Company dated July 10, 1996, incorporated by reference to the Company's Form 10

10.14+ Retention Agreement between Michael G. Archambault and the Company dated October 2, 1998.

10.15 Employment Agreement dated July 1, 1998 by and between the Company and Dort A. Cameron III, incorporated by reference to the Company's Annual Report on Form 10K filed September 25, 1998

10.16+                    ENTEX Senior Vice President Management
                          Compensation Plan Effective July 1999

EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------
10.17+                    ENTEX Acquisition Services Division Management
                          and Professional Compensation Plan Effective January 1999

10.18+ ENTEX Services Division Management and Professional Compensation Plan Effective January 1999

10.19+                    ENTEX Management and Professional Compensation Plan
                          Effective July 1997

10.20 ENTEX Holdings, Inc. 1996 Stock Option Plan with related agreements, incorporated by reference to Amendment No. 2 to the Company's Form 10 filed January 29, 1998

10.21 ENTEX Information Services, Inc. 1996 Stock Option Plan with related agreements, incorporated by reference to Amendment No. 2 to the Company's Form 10 filed January 29, 1998

10.22 1996 Performance Incentive Plan with related agreements, incorporated by reference to Amendment No. 2 to the Company's Form 10 filed January 29, 1998

10.23 1996 Non-Employee Director Stock Plan, Amended and Restated as of March 31, 1998, incorporated by reference to the Company's Quarterly Report on Form 10Q filed May 13, 1998

10.23.1 First Amendment to the 1996 Non-Employee Director Stock Plan, incorporated by reference to Amendment No. 1 to the Company's S-4 filed January 8, 1999

10.24 Form of Indemnification Agreement, incorporated by reference to the Company's Form 10

21+                       Subsidiaries of the Company

24+ Powers of Attorney (set forth on the signature page of this Form 10-K)

27+                       Financial Data Schedule

------------------
+        Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ENTEX INFORMATION SERVICES, INC.

                                      By: /s/ John A. McKenna, Jr.
                                      ----------------------------
                                      Name:   John A. McKenna, Jr.
                                      Title:  Chief Executive Officer
                                              and Director

Date:  September 27, 1999

                                POWER OF ATTORNEY

         Each person whose signature appears below hereby constitutes and appoints John A. McKenna, Jr. and Michael G. Archambault and each acting alone, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing necessary or appropriate to be done with this Form 10-K and any amendments or supplements hereto, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                                         Title                                     Date
---------                                         -----                                     ----
/s/ Dort A. Cameron III                           Chairman of the Board                     September 27, 1999
-----------------------------------
    Dort A. Cameron III

/s/ John A. McKenna, Jr.                          Chief Executive Officer and               September 27, 1999
-----------------------------------               Director
    John A. McKenna, Jr.

/s/ Kenneth A. Ghazey                             President and Director                    September 27, 1999
-----------------------------------
    Kenneth A. Ghazey

/s/ Michael G. Archambault                        Senior Vice President, Chief Financial    September 27, 1999
-----------------------------------               Officer and Treasurer
    Michael G. Archambault

/s/ Shirley S. Mehta                              Vice President and Controller             September 27, 1999
-----------------------------------
    Shirley S. Mehta

/s/ R. Randolph Devening                          Director                                  September 27, 1999
-----------------------------------
    R. Randolph Devening

/s/ Linwood A. Lacy, Jr.                          Director                                  September 27, 1999
-----------------------------------
    Linwood A. Lacy, Jr.

/s/ Frank W. Miller                               Director                                  September 27, 1999
-----------------------------------
    Frank W. Miller

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................  F-1
Consolidated Balance Sheets as of June 27, 1999 and June 28,
  1998......................................................  F-2
Consolidated Statements of Operations for Years Ended June
  27, 1999, June 28, 1998 and June 29, 1997.................  F-3
Consolidated Statements of Cash Flows for Years Ended June
  27, 1999, June 28, 1998 and June 29, 1997.................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for Years Ended June 27, 1999, June 28, 1998, and June 29,
  1997  ....................................................  F-5
Notes to Consolidated Financial Statements..................  F-6
Schedule II - Valuation and Qualifying
 Accounts and Reserves......................................  F-18

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
  ENTEX Information Services, Inc.:

     We have audited the consolidated balance sheets of ENTEX Information Services, Inc. and subsidiaries as of June 27, 1999 and June 28, 1998 and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for each of the years in the three-year period ended June 27, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express our opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ENTEX Information Services, Inc. and subsidiaries as of June 27, 1999 and June 28, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 27, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Stamford, Connecticut
September 10, 1999

                        ENTEX INFORMATION SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               JUNE 27,     JUNE 28,
                                                                 1999         1998
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
ASSETS
Current assets:
  Cash......................................................  $  12,546     $ 14,265
  Trade receivables, net of allowance for doubtful accounts
     of $4,905 and $4,662, respectively.....................    142,533      368,344
  Vendor receivables........................................      5,066       47,592
  Inventory.................................................     13,939       12,736
  Other current assets......................................     10,214        8,683
  Current assets of discontinued operations to be sold......         --      180,105
                                                              ---------     --------
          Total current assets..............................    184,298      631,725
Property, plant and equipment, net..........................     33,699       34,648
Goodwill, net of accumulated amortization of $3,311 and
  $2,319, respectively......................................     10,860       11,853
Other assets, net...........................................      4,898        1,756
Non-current assets of discontinued operations to be sold....         --       56,437
                                                              ---------     --------
          Total assets......................................  $ 233,755     $736,419
                                                              =========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $  49,842     $338,602
  Accrued liabilities.......................................     57,935       67,381
  Obligations related to restructuring......................      4,933           --
  Obligations related to discontinued operations............     12,421           --
  Notes payable and current installments of long-term
     debt...................................................    104,049      295,681
                                                              ---------     --------
          Total current liabilities.........................    229,180      701,664
                                                              ---------     --------
Long-term debt..............................................    124,252       53,239
Other long-term liabilities.................................        294          661
                                                              ---------     --------
          Total long-term liabilities.......................    124,546       53,900
                                                              ---------     --------
          Total liabilities.................................    353,726      755,564
                                                              ---------     --------
Stockholders' equity (deficit):
  Preferred stock, 2,000,000 shares authorized; no shares
     issued or outstanding..................................         --           --
  Common stock, $.0001 par value; 100 million shares
     authorized, 32,437,070 and 32,413,366 shares issued and
     outstanding respectively...............................          3            3
  Additional paid-in capital................................     19,594       19,477
  Retained earnings (deficit)...............................   (139,485)     (38,564)
  Treasury stock, 82,500 shares at cost.....................         (2)          (2)
  Accumulated other comprehensive income....................        (81)         (59)
                                                              ---------     --------
          Total stockholders' equity (deficit)..............   (119,971)     (19,145)
                                                              ---------     --------
                                                              $ 233,755     $736,419
                                                              =========     ========

          See accompanying notes to consolidated financial statements.

                        ENTEX INFORMATION SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          YEARS ENDED
                                                    -------------------------------------------------------
                                                       JUNE 27,            JUNE 28,            JUNE 29,
                                                         1999                1998                1997
                                                    ---------------     ---------------     ---------------
                                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Net revenues......................................    $   483,619         $   436,361         $   339,704
Cost and expenses:
  Cost of services provided.......................        368,269             334,219             259,507
  Inventory charges...............................          1,000                  --                  --
  Selling, general and administrative expenses....        145,611             147,937             125,982
  Restructuring charges...........................          2,000                  --                  --
  Unusual charges.................................          3,800                  --                  --
                                                      -----------         -----------         -----------
Loss from operations..............................        (37,061)            (45,795)            (45,785)
Interest expense, net.............................         36,548              36,663              37,147
Other income......................................            708                  --                 462
                                                      -----------         -----------         -----------
Loss from continuing operations before income
  taxes...........................................        (72,901)            (82,458)            (82,470)
Provision for income taxes........................              2                  (1)                 25
                                                      -----------         -----------         -----------
Loss from continuing operations...................        (72,903)            (82,457)            (82,495)
Discontinued operations:
  Income (loss) from operations (less applicable
     income taxes of $19 in 1999, $418 in 1998
     and $-- in 1997.)............................        (11,275)            100,600              84,039
  Loss on Disposal................................        (16,743)                 --                  --
                                                      -----------         -----------         -----------
Net income (loss).................................    $  (100,921)        $    18,143         $     1,544
                                                      ===========         ===========         ===========
Common Share Data:
  Basic and diluted (loss) per share:
     Continuing operations........................    $     (2.25)        $     (2.55)        $     (2.55)
     Discontinued operations......................           (.86)               3.11                2.60
                                                      -----------         -----------         -----------
     Net income (loss)............................    $     (3.11)        $       .56         $       .05
                                                      ===========         ===========         ===========
Basic and diluted weighted average number of
  shares of common stock outstanding..............    $32,417,274         $32,357,968         $32,281,463
                                                      ===========         ===========         ===========

          See accompanying notes to consolidated financial statements.

                        ENTEX INFORMATION SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEARS ENDED
                                                              -------------------------------------
                                                              JUNE 27,      JUNE 28,      JUNE 29,
                                                                1999          1998          1997
                                                              ---------    -----------    ---------
                                                                     (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $(100,921)    $  18,143     $   1,544
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation and amortization...........................     20,249        19,388        14,146
    Amortization of goodwill................................      3,392         3,958         4,239
    Loss on disposal of discontinued operations.............     16,743            --            --
    Restructuring and unusual charges.......................     16,100            --            --
    Provision for doubtful trade and vendor receivables.....     (1,139)        1,703         2,393
    Accretion on long-term debentures and notes.............      2,460         2,416         2,032
    Gain on sale of assets..................................         --            --          (504)
    Stock benefit plan compensation costs...................         --           180            --
    Other...................................................       (609)         (593)           20
Changes in working capital, net of effects of acquisitions
  and dispositions:
  Trade receivables.........................................    227,176       (34,064)      (31,168)
  Inventories...............................................     78,933        (8,884)       (8,161)
  Vendor receivables........................................     42,300       (11,590)      (18,219)
  Other assets..............................................       (499)          305          (396)
  Accounts payable and accrued liabilities..................   (281,900)       64,260         8,635
  Obligations related to restructuring......................      4,933            --            --
  Other long-term liabilities...............................       (367)         (413)         (661)
                                                              ---------     ---------     ---------
         Net cash provided by (used in) operating
           activities.......................................     26,851        54,809       (26,100)
                                                              ---------     ---------     ---------
Cash flows from investing activities:
  Proceeds from sale of assets of discontinued operations...    137,389            --            --
  Proceeds from sales of property, plant & equipment........        530            --         2,285
  Capital expenditures......................................    (20,641)      (19,655)      (21,737)
  Cash paid for acquisitions................................         --            --        (7,216)
  Other.....................................................         --            --        (1,181)
                                                              ---------     ---------     ---------
         Net cash from (used in) investing activities.........  117,278       (19,655)      (27,849)
                                                              ---------     ---------     ---------
Cash flows from financing activities:
  Proceeds from borrowing...................................    223,574       124,794       230,621
  Change in cash overdraft..................................    (18,515)       12,968       (13,687)
  Debt financing costs......................................     (4,367)           --            --
  Proceeds from sale of common stock, net...................        117           294           268
  Payments on debt..........................................   (346,657)     (174,783)     (160,018)
                                                              ---------     ---------     ---------
         Net cash (used in) provided from financing
           activities.......................................   (145,848)      (36,727)       57,184
                                                              ---------     ---------     ---------
  Increase (decrease) in cash...............................     (1,719)       (1,573)        3,235
  Cash at beginning of period...............................     14,265        15,838        12,603
                                                              ---------     ---------     ---------
  Cash at end of period.....................................  $  12,546     $  14,265     $  15,838
                                                              =========     =========     =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest paid...........................................  $  30,627     $  34,399     $  36,458
                                                              =========     =========     =========
    Taxes paid (refunded)...................................  $   1,553     $     (35)    $ (12,087)
                                                              =========     =========     =========

          See accompanying notes to consolidated financial statements.

                        ENTEX INFORMATION SERVICES, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                             (IN THOUSANDS)

                                                                                              ACCUMULATED
                                    COMMON STOCK      ADDITIONAL    RETAINED                     OTHER
                                  ----------------     PAID IN      EARNINGS     TREASURY    COMPREHENSIVE
                                  SHARES    AMOUNT     CAPITAL      (DEFICIT)     STOCK         INCOME          TOTAL
                                  ------    ------    ----------    ---------    --------    -------------    ---------

Balance, June 30, 1996..........  32,677      $3       $18,735      $ (58,251)     $(2)          $ --         $ (39,515)
  Comprehensive income:
    Net income..................      --      --            --          1,544       --             --             1,544
    Currency translation
      adjustments...............      --      --            --             --       --            (29)              (29)
                                                                                                              ---------
  Comprehensive income..........                                                                                  1,515
  Return of treasury stock......    (429)     --            --             --       --             --                --
  Issuance of common stock......     110      --           268             --       --             --               268
                                  ------      --       -------      ---------      ---           ----         ---------
Balance, June 29, 1997..........  32,358       3        19,003        (56,707)      (2)           (29)          (37,732)
  Comprehensive income:
    Net income..................      --      --            --         18,143       --             --            18,143
    Currency translation
      adjustments...............      --      --            --             --       --            (30)              (30)
                                                                                                              ---------
  Comprehensive income..........                                                                                 18,113
  Return of treasury stock......     (70)     --            --             --       --             --                --
  Issuance of common stock......      62      --           180             --       --             --               180
  Exercise of options...........      63      --           294             --       --             --               294
                                  ------      --       -------      ---------      ---           ----         ---------
Balance, June 28, 1998..........  32,413       3        19,477        (38,564)      (2)           (59)          (19,145)
  Comprehensive income:
    Net income..................      --      --            --       (100,921)      --             --          (100,921)
    Currency translation
      adjustments...............      --      --            --             --       --            (22)              (22)
                                                                                                              ---------
  Comprehensive income..........                                                                               (100,943)
                                                                                                              ---------
  Return of treasury stock......     (13)     --            --             --       --             --                --
  Issuance of common stock......      13      --            54             --       --             --                54
  Exercise of options...........      24      --            63             --       --             --                63
                                  ------      --       -------      ---------      ---           ----         ---------
Balance, June 27, 1999..........  32,437      $3       $19,594      $(139,485)     $(2)          $(81)        $(119,971)
                                  ======      ==       =======      =========      ===           ====         =========

          See accompanying notes to consolidated financial statements.

                        ENTEX INFORMATION SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Description of the Business

     ENTEX Information Services, Inc. ("ENTEX" or the "Company") was formed for the purpose of acquiring, on August 6, 1993, the net assets of the personal computer and systems integration business of JWP Inc. ("JWPIS"). On June 28, 1996, the Company's former parent, ENTEX Holdings, Inc., ("Holdings") was merged with and into the Company. Holdings' investment in the Company represented its only substantive assets and operations, and accordingly, was accounted for like a pooling-of-interests transaction.

     On May 10, 1999, the Company sold certain assets (inventory, land and building, and fixed assets) of its products division, the Technology Acquisition Services ("TAS") Division, to CompuCom Systems, Inc. ("CompuCom") (see note 2). The resulting loss on the sale of the assets and the loss from operations of the TAS Division for the year ended June 27, 1999 is reflected as discontinued operations in the accompanying consolidated financial statements. The operating results of the TAS Division for prior fiscal years have been restated to reflect the TAS Division as discontinued operations.

     ENTEX, a company engaged in principally one line of business, is a leading provider of distributed computing management solutions to meet the support requirements of Fortune 1000 companies and other large enterprises for their local-area networks, wide-area networks, and end-users. ENTEX provides a single source of service for its customers' personal computer ("PC") and server platforms including system design, operations support and change management.

  (b) Fiscal Year

     The Company maintains its accounting records on a fifty-two week basis ending on the Sunday closest to June 30. The accompanying financial statements present the results of operations for the fiscal years June 29, 1998 to June 27, 1999, June 30, 1997 to June 28, 1998 and July 1, 1996 to June 29, 1997.

  (c) Consolidation

     The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassifications of prior year data have been made, where appropriate, to conform to the current year presentation.

  (d) Inventories

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

                        ENTEX INFORMATION SERVICES, INC.

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

     As of June 30, 1997, the Company adopted the provisions of SOP-98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. The impact of adopting SOP 98-1 did not have a significant impact on previously recorded amounts.

  (g) Goodwill

     Goodwill relates to the excess of cost over the fair value of net assets of acquired businesses and is being amortized on a straight-line basis from ten to 20 years.

     The Company reviews the recoverability of goodwill by comparing the unamortized balance to the related anticipated undiscounted future cash flows and measures any impairment based on the excess of the unamortized balance over the present value of future cash flows, discounted using the Company's average cost of funds.

  (h) Revenue Recognition

     Service revenue is recognized at the time the service is rendered or ratably based on time elapsed or hours incurred if performed over a service contract period. Unrecognized service revenue is deferred and included with accrued liabilities and was $14,021 and $19,989 at June 27, 1999 and June 28, 1998, respectively.

  (i) Risks and Uncertainties

     The Company uses a significant number of computer software programs and operating systems in its internal operations that may be affected by the year 2000 (the Y2K impact). The Company completed an inventory of its applications systems in December 1997 and prioritized its assessment of Y2K compliance based on the criticality of the applications to business operations. Required changes to and upgrades of applications systems, telecommunications environments and desk top environments are expected to be completed by October 31, 1999, with validation of these changes and upgrades being scheduled shortly thereafter. Contingency plans have been developed for specific business processes and related applications in the event the Company experiences short-term outages of up to a five day duration resulting from the failure of a system to properly address the year 2000. Such contingency plans are based on the Company's assessment of its ability to successfully make and validate all required changes and upgrades. The Company is committed to supplementing the existing contingency plans with long-term plans in the event that successful validation of applications changes and upgrades has not occurred by November 15, 1999.

     The Company's service business requires the recruiting and training of a significant number of qualified technical personnel. The growth of the systems integration industry has created a premium for a skilled

                        ENTEX INFORMATION SERVICES, INC.

workforce; therefore, there is risk regarding the availability of qualified technical personnel. In addition, the Company's asset based borrowings are exposed to market risk due to fluctuations in interest rates.

     In fiscal 1999, the top four customers represented 20% of 1999 revenue, although no individual customer accounted for more than 6% of the total revenue.

  (j) Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date.

  (k) Financial Instruments

     The Company's financial instruments, principally cash, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments. As amounts outstanding under the Company's credit agreements bear interest approximating current market rates, their carrying amounts approximate to fair value.

     The estimated fair value of long-term debt, based on transactions and bid/ask prices with investors, approximated $100.2 million at June 27, 1999 and $57.7 million at June 28, 1998 (carrying value of $130.0 million and $58.6 million), respectively.

  (l) Stock-Based Compensation

     The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees." No compensation expense has been recognized in 1999, 1998 or 1997 because the options had an exercise price equal to or greater than the market value of the common stock on the date of the grant.

  (m) New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives as assets or liabilities measured at their fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000 and based on current events the Company does not believe the statement will have a significant impact on the financial statements.

     On April 3, 1998, the Accounting Standards Executive Committee of the AICPA released SOP 98-5, "Reporting on the Costs of Start-Up Activities." The SOP, which is effective for periods beginning after December 15, 1998, requires that at the beginning of the fiscal year of adoption, the unamortized portion of deferred start-up costs should be written off and reported as a change in accounting principle. Future costs of start-up activities should then be expensed as incurred. This statement is not expected to have a significant impact on the financial statements.

                        ENTEX INFORMATION SERVICES, INC.

  (n) Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted for both interim and annual financial statements for periods ending after December 15, 1997. The new standard simplifies the computation of earnings per share (EPS) and requires the presentation of two new amounts, basic and diluted earnings per share. During fiscal 1999, the Company adopted SFAS 128 and restated its computation of EPS for all periods.

     Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the dilutive effect of common stock equivalents using the treasury stock method. Common stock equivalents include amounts computed on outstanding options and warrants.

  (o) Accumulated Other Comprehensive Income

     Effective for the year ended June 27, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). Comprehensive income includes both net income and other comprehensive income. The only elements of accumulated other comprehensive income are net income and foreign currency translation gains (losses).

  (p) Interest Allocation

     Consistent with EITF 87-24 (Allocation of Interest to Discontinued Operations), the Company has not allocated interest expense to the operations of the discontinued segment.

(2) ACQUISITIONS, DIVESTITURES AND DISCONTINUED OPERATIONS

     On April 2, 1996, the Company sold the training business that was acquired as part of the Random Access acquisition to Knowledge Alliance Holdings, Inc. ("KAH"), a wholly owned subsidiary of Training Holdings LLC. Training Holdings LLC is a corporation controlled by Dort A. Cameron III, the Company's chairman and majority stockholder, and his affiliates. The training business assets had a net book value of approximately $1,100 and were exchanged for 2,500 shares of KAH common stock, which represented 25% of its then outstanding shares. There was no gain or loss recognized on the sale and the Company's investment in KAH is included in other assets. In fiscal 1998 and 1999, KAH issued additional shares of stock which reduced ENTEX's and Dort Cameron's direct ownership percentages to 8% and 35%, respectively. The Company continues to account for its investment in KAH under the equity method as a result of its principal shareholder's 35% interest in KAH. The Company's share of recorded loss in KAH amounting to $280 in 1999 is classified as other loss in the Consolidated Statement of Operations.

     On July 12, 1996, the Company acquired all the issued and outstanding stock of FCP Technologies Inc. ("FCP") for $7,216, including direct acquisition costs. FCP was a systems integrator based in Frederick, Maryland specializing in network integration, migration and consulting services. The acquisition has been accounted for as a purchase, and the results of operations of FCP have been included in the accompanying financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired was $14,077, of which $5,490 has been allocated to the TAS Division based on the estimate paid for each division. The goodwill allocated to the TAS Division, net of accumulated amortization, was charged to the loss on the sale of the assets of the TAS Division in 1999 (see below).

     On April 18, 1997, the Company sold Education Access, acquired as part of the acquisition of Random Access, for $2,285. The net gain on the sale was $504 which is included in Other Income.

     On May 10, 1999, the Company sold certain assets (inventory, land and building, and fixed assets) of its TAS Division to CompuCom. The transaction was structured as an asset sale for cash. Included in the sale

                        ENTEX INFORMATION SERVICES, INC.

were all of the inventory and equipment in the Company's Erlanger, Kentucky Integration Center and its Corporate Account Call Center in Mason, Ohio. Over 1000 employees in the Company's former TAS Division became employees of CompuCom. After giving effect to the proceeds of $137.4 million received by the Company for the transaction, and after accounting for the goodwill, inventories and fixed assets and deal-related expenses, the transaction resulted in a loss for ENTEX. This loss of $16,743, and the loss from operations of $11,275 for the fiscal year ended June 27, 1999 is reflected in discontinued operations in the accompanying condensed consolidated financial statements. The net loss on the sale of assets and loss from discontinued operations for the fiscal year ended June 27, 1999, were previously estimated to be $16,743 and $16,767, respectively.

     The remaining obligations related to discontinued operations of $12.4 million at June 27, 1999, primarily relate to remaining severance payments ($6.3 million), future lease obligations ($1.3 million), transition costs ($1.3 million), and allowance for uncollectible trade receivables ($3.5 million), and are classified as accrued liabilities in the consolidated balance sheet.

     The TAS Division had revenues of $1,560 million, $2,020 million and $2,141 million for the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997, respectively. The TAS Division had gross profit of $123.6 million, $212.8 million and $210.0 million for the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997, respectively.

     The current and noncurrent assets of the TAS Division purchased by CompuCom have been classified as such in the accompanying consolidated balance sheet. Other assets of the TAS Division that were not sold to CompuCom are reflected in the consolidated balance sheet as follows:

                                                          JUNE 27,    JUNE 28,
                                                            1999        1998
                                                          --------    --------
Trade receivables, allowance of $3,500 in 1999 reflected
  in obligations related to discontinued operations, and
  net of allowance of $3,659 in 1998....................  $55,551     $289,802
Vendor receivables, net of allowances of $4,013 and
  $3,787, respectively..................................  $ 5,066     $ 47,592

     The Company has used the net proceeds of such receivables to pay down accounts payable and interest-bearing obligations.

(3) SPECIAL CHARGES

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

     As a result, loss for the current year includes a restructuring charge of $14 million ($12 million for discontinued operations and $2 million for continuing operations) which the Company recorded during the second fiscal quarter ended December 27, 1998. The restructuring charge includes $7 million to cover costs related to involuntary severance benefits in connection with a workforce reduction affecting approximately 450 employees, all of whom had left the Company at March 28, 1999. In addition, the restructuring charge includes $7 million in connection with branch office consolidations, facilities reductions and other costs. As of June 27, 1999, $9.1 million of costs had been charged against the reserve.

     The remaining liability of $4.9 million at June 27, 1999, primarily relates to future lease obligations, net of estimates of sublease income ($4.2 million) and remaining severance payments ($.7 million), and is classified as accrued liabilities in the consolidated balance sheet.

                        ENTEX INFORMATION SERVICES, INC.

     In addition, results for the current year include unusual items totaling $20.8 million ($16 million for discontinued operations and $4.8 million for continuing operations) in connection with the disposition of the Company's TAS Division and reorganization. These unusual items consist of $2.0 million of incentive compensation in connection with the disposition, $.5 million for workforce reductions in continuing operations, $10.7 million related to the Company's abandonment of implementation of the R3(TM) Enterprise Requirements Planning System ("ERP") from SAP, $5.0 million, recorded as cost of revenues, to expedite the liquidation of excess finished goods and spare parts, and $2.6 million primarily related to incentives to employees during the restructuring effort.

     Also included in the results is a gain of $988 in connection with the early retirement of $3.75 million of BusinessLand Incorporated debentures. The gain is classified as other income in the consolidated statements of operations.

(4) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                         JUNE 27,    JUNE 28,
                                                           1999        1998
                                                         --------    --------
Land...................................................  $     --    $     --
Building and building improvements.....................        --       1,849
Office and computer equipment..........................    38,148      43,012
Furniture and fixtures.................................    12,025       8,527
Leasehold improvements.................................     6,793       5,250
Capitalized software...................................     9,215       6,955
Other equipment........................................     3,853       4,031
                                                         --------    --------
                                                           70,034      69,624
Accumulated depreciation and amortization..............   (36,335)    (34,976)
                                                         --------    --------
                                                         $ 33,699    $ 34,648
                                                         ========    ========

     Included in Non-current assets of discontinued operations at June 28, 1998 was $26,360 of net property, plant and equipment disposed of as part of the divestiture of TAS Division.

(5) DEBT

     Debt consists of the following:

                                                         JUNE 27,    JUNE 28,
                                                           1999        1998
                                                         --------    --------
Asset based financing..................................  $ 98,299    $290,328
  Other short-term debt................................     5,750       5,353
                                                         --------    --------
                                                          104,049     295,681
Long-term debt.........................................   124,252      53,239
                                                         --------    --------
     Total.............................................  $228,301    $348,920
                                                         ========    ========

  (a) Asset Based Financing

     The Company has an asset based financing agreement with IBM Credit Corporation (the "IBMCC Working Capital Line of Credit") which made credit available of up to $250 million at June 27, 1999 and $525 million at June 28, 1998. As a result of the disposition of the TAS Division assets, the available line of credit was reduced to $150 million on August 10, 1999 and

                        ENTEX INFORMATION SERVICES, INC.

thereafter. Interest rates under the agreement were LIBOR plus 3.00% (base rate) at June 27, 1999 and Prime plus 1/2% (base rate) at June 28, 1998. This agreement is generally secured by inventories, equipment and accounts receivable. The aggregate amount outstanding as of June 27, 1999 and June 28, 1998 were $98,299 and $380,065 respectively. Of these amounts, $98,299 and $290,328, respectively, represent interest bearing liabilities and $0 and $89,737, respectively, are non-interest bearing and are included within accounts payable. Under this agreement the Company had available an additional $151,701 and $168,545 at June 27, 1999 and June 28, 1998, respectively.

     The IBMCC Working Capital Line of Credit contains restrictive covenants with respect to maintenance of minimum tangible net worth, current ratio, EBITDA to interest expense ratio, and certain additional indebtedness. In addition, the agreement prohibits the Company from paying cash dividends on common stock. The Company was in compliance with all such covenants at June 27, 1999 and continued to maintain an excess collateral position. At June 28, 1998, the Company was not in compliance with all such covenants. IBM waived all defaults arising from such non-compliance with covenants. The agreement expires on July 31, 2001, and can be terminated by IBM Credit Corporation upon 60 days' notice.

  (b) Other Short-Term Debt

     Other short-term debt includes current installments of long-term debt totaling $5,750 at June 27, 1999 and $5,138 at June 28, 1998.

     The weighted average interest rate on short term debt was 7.7% and 9.0% at June 27, 1999 and June 28, 1998, respectively.

  (c) Long-Term Debt

     Long-term debt consists of the following:

                                                          JUNE 27,    JUNE 28,
                                                            1999        1998
                                                          --------    --------
Subordinated debt, 12.5% due 2006.......................  $100,000    $    --
Subordinated debt, face value $38,750, due March 2007...    19,212     20,545
Notes payable at prime plus 2.5% due September 1999.....        --     17,250
Notes payable, face value $9,000, at 6%, due June
  2002..................................................     5,040      6,892
Notes payable at prime plus 2.5% due July 2000..........        --      4,147
Mortgage loan for Erlanger, 8.75%, due February 2002....        --      4,405
                                                          --------    -------
     Total..............................................  $124,252    $53,239
                                                          ========    =======

     On July 29, 1998, the Company completed its offering of $100 million aggregate principal amount of its 12 1/2% Senior Subordinated Notes due 2006 (the "Notes"). The Notes were issued pursuant to an indenture dated July 29, 1998, among the Company, the Guarantors and Marine Midland Bank, N.A., as Trustee. The Notes were privately placed in a transaction exempt from registration under the Securities Act of 1933, as amended. The net proceeds from the sale of the Notes were used to repay outstanding indebtedness of the Company, which resulted in an increase in working capital of approximately $65 million. Included in the amounts repaid were the remaining balance of an IBM Credit Corporation term loan made in December, 1996 as well as the $17,250 note related to the purchase of Random Access. In connection with the issuance and sale of the Notes, the Company re-negotiated a three-year credit facility with IBM Credit Corporation. Concurrent with the consummation of the offering, an affiliate of one of the investors purchased $10 million of common stock of the Company from its current shareholders. In connection with the purchase, the Company granted certain registration rights.

                        ENTEX INFORMATION SERVICES, INC.

     Aggregate annual principal payments of long-term debt subsequent to June 27, 1999 (including the subordinated debentures at face value) are as follows:

2000..............................................  $  5,750
2001..............................................     6,250
2002..............................................     6,750
2003..............................................     3,750
2004..............................................     3,750
Thereafter........................................   120,000
                                                    --------
                                                     146,250
Less unaccreted interest..........................   (16,248)
                                                    --------
                                                    $130,002
                                                    ========

(6) INCOME TAXES

     The provision for income taxes consists of the following:

                                                                FOR THE YEARS ENDED
                                                          --------------------------------
                                                          JUNE 27,    JUNE 28,    JUNE 29,
                                                            1999        1998        1997
                                                          --------    --------    --------
Current:
  Federal...............................................    $--         $--         $--
  State.................................................     --          --          --
  Foreign...............................................      2          (1)         25
Deferred:
  Federal...............................................     --          --          --
  State.................................................     --          --          --
                                                             --         ---         ---
     Total..............................................     $2         $(1)        $25
                                                             ==         ===         ===

     Realization of the deferred tax asset associated with the net operating loss carryforward is dependent on the likelihood of generating sufficient taxable income prior to its expiration. In determining the need for a deferred tax asset valuation allowance, the Company considered the weight of available evidence to determine whether it was more likely than not that the deferred tax assets would be utilized. Due to the uncertainty of future results, it was concluded that realization of deferred tax assets was not "more likely than not" and, accordingly, a valuation allowance to reduce net deferred tax assets to zero was recorded.

                        ENTEX INFORMATION SERVICES, INC.

     A reconciliation of the differences between income taxes computed at Federal statutory rates (35% in 1999 and 1998 and 34% in 1997) and the provision for income taxes is as follows:

                                                       JUNE 27,    JUNE 28,    JUNE 29,
                                                         1999        1998        1997
                                                       --------    --------    --------
Tax (benefit) at statutory Rate......................  $(35,322)   $ 6,350     $   533
Non-deductible goodwill..............................     7,191      1,004       1,051
Non-deductible meals and entertainment expenses......        38        394         437
State and local income tax, (benefit) net of federal
  benefit............................................    (3,641)     1,040          --
Provision/(benefit) for valuation allowances.........    34,943     (8,995)     (1,982)
Non-deductible stock compensation expense............        --         --          --
Other................................................    (3,207)       206         (14)
                                                       --------    -------     -------
Provision for income taxes...........................  $      2    $    (1)    $    25
                                                       ========    =======     =======

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for tax and financial reporting purposes. Significant components of the Company's deferred tax assets and deferred tax liabilities at June 27, 1999 and June 28, 1998 are as follows:

                                                         JUNE 27,    JUNE 28,
                                                           1999        1998
                                                         --------    --------
Deferred tax assets:
  Net operating loss carryforward......................  $ 47,061    $ 10,774
  Accruals and reserves not currently deductible.......     5,592       4,456
  Allowance for bad debts..............................     1,487       1,563
  Inventory valuation reserves.........................        --       4,932
  Alternative Minimum Tax Credit.......................       548          --
  Other................................................       870         981
                                                         --------    --------
                                                           55,558      22,706
  Valuation allowance..................................   (52,932)    (10,741)
                                                         --------    --------
     Total.............................................  $  2,626    $ 11,965
                                                         ========    ========
Deferred tax liabilities:
  Discount in subordinated debentures..................  $     --    $  6,457
  Other................................................     2,626       5,508
                                                         --------    --------
     Total.............................................  $  2,626    $ 11,965
                                                         ========    ========

     Net current and non-current assets/liabilities are insignificant.

     At June 29, 1999, the Company had a net operating loss carryforward of approximately $119,000, which will expire in 2010 through 2018. Of such amounts, approximately $6,500 relates to purchased net tax benefits which when realized will decrease goodwill by approximately $2,600.

(7) STOCK OPTIONS, STOCK BENEFIT PLANS AND WARRANTS

     The Company has three stock options plans: the ENTEX Holdings 1996 Stock Option Plan (the "Holdings Plan"), adopted February 1996; the EIS Stock Option Plan (the "EIS Plan"), adopted July 1996; and the Performance Incentive Plan (the "PIP"), adopted August 1996; (collectively, the "Plans"). The Holdings Plan and the EIS Plan provide for the issuance of incentive stock options ("ISOs") and stock options that are non-qualified for Federal income tax purposes ("NQSOs"). The PIP provides for the issuance of ISOs,

                        ENTEX INFORMATION SERVICES, INC.

NQSOs, stock appreciation rights, restricted stock, deferred stock, dividend equivalents and other stock-related awards. The exercise price of the ISOs under all Plans may not be less than 100% of fair market value at the time of grant. Options granted under the Holdings Plan and the EIS Plan have an expiration of five years and generally vest over three years. Options granted under the PIP have an expiration of ten years and generally vest over five years. The Holdings Plan and EIS Plan were terminated in June 1996 and August 1996, respectively, and therefore no further grants can be awarded from such plans. At June 27, 1999 there were 4,371,610 shares reserved for issuance under the PIP and 4,586,225 shares reserved for issuance under the Holdings Plan and the EIS Plan. There were 5,948,065 options outstanding under all Plans at June 27, 1999.

     The Company's Non-Employee Director Stock Plan, as amended through October 1998, provides for payment of an annual retainer in either cash or shares of Company stock based on fair market value at the time of grant. At June 27, 1999, 37,065 shares have been reserved for issuance, and 68,815 shares have been issued.

     At June 27, 1999 and June 28, 1998 there were 1,299,435 shares of common stock reserved for outstanding warrants held by lenders. Warrants to purchase 333,350 shares of common stock were granted to IBMCC on November 15, 1994, are exercisable for $.20 and expire on July 15, 2001. These warrants were issued in connection with a settlement of a dispute between the Company and IBM. Warrants to purchase 375,000 shares of common stock granted on June 21, 1996 to Microsoft were exercisable for $14.40 per share and expire on June 21, 2003. These warrants were issued as consideration for less than market rate debt.

     In connection with an amendment to the IBMCC Working Capital Line of Credit on July 15, 1997, the Company entered into a warrant agreement pursuant to which IBMCC was issued warrants to acquire up to 250,855 shares of common stock. Such warrants may be exercised at any time prior to July 1, 2004 at an exercise price of $7.55.

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

                        ENTEX INFORMATION SERVICES, INC.

     A summary of the Company's stock option activity, and related information for the fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997 is as follows (in thousands, except for the weighted average exercise prices):

                                        1999                      1998                      1997
                               -----------------------   -----------------------   -----------------------
                                  WEIGHTED AVERAGE          WEIGHTED AVERAGE          WEIGHTED AVERAGE
                               SHARES   EXERCISE PRICE   SHARES   EXERCISE PRICE   SHARES   EXERCISE PRICE
                               ------   --------------   ------   --------------   ------   --------------
Outstanding at beginning of
  year.......................  6,412        $4.95        5,120        $5.19        3,260        $5.03
  Granted....................    274         4.12        1,978         4.96        2,325         5.34
  Exercised..................    (24)        2.98          (63)        4.63           --           --
  Canceled...................   (714)        5.20         (623)        5.61         (465)        4.46
Outstanding -- end of year...  5,948         4.37        6,412         4.95        5,120         5.19
Exercisable -- end of year...  4,320         4.41        2,058         4.27          365         2.38

          The following summarizes information about the Company's stock options outstanding and exercisable by price range at June 27, 1999 (options in thousands):

                                        OUTSTANDING                             EXERCISABLE
                       ----------------------------------------------    --------------------------
                                 WEIGHTED-AVERAGE
                                    REMAINING
RANGE OF                           CONTRACTUAL       WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
EXERCISE PRICES        NUMBER       LIFE YEARS        EXERCISE PRICE     NUMBER     EXERCISE PRICE
---------------        ------    ----------------    ----------------    ------    ----------------
$.01 - $4.00.........  1,686           7.3                $2.04          1,052          $2.04
$4.00 - $8.00........  3,831           5.8                 4.84          2,990           4.80
$8.00 - $12.00.......    431           2.0                 9.24            278           9.21

     Pro forma information regarding net income is required by SFAS No. 123 "Accounting for Stock Based Compensation", and has been determined as if the Company had accounted for its stock option plan under the fair value method of that statement. Pro forma net income and compensation expenses are as follows:

                                                         JUNE 27,       JUNE 28,      JUNE 29,
                                                           1999           1998          1997
                                                        -----------    ----------    ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income.............................  As reported     $(100,921)      $18,143      $  1,544
                                         Pro forma        (102,044)       17,082           721
Compensation Expense...................  Pro forma           1,123         1,061           823
Basic Earnings Per Share...............  As reported         (3.11)          .56           .05
                                         Pro forma           (3.15)          .53           .02

     For purposes of pro forma disclosures only, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for all options was estimated at the date of grant using the Black-Scholes multiple option model with the following assumptions: Risk-free interest rates of 4.60% to 6.02% for fiscal year 1999, 5.08% to 6.22% for fiscal year 1998 and 6.22% to 6.39% in fiscal 1997; expected dividend yield of 0.0%; and expected life of 2.0 to 9.67 years. The per share weighted-average fair value of options granted was $1.62 during fiscal year 1999, $1.11 during fiscal 1998 and $1.40 during fiscal 1997. Volatility was not a factor in calculating the fair value of options since the Company's stock is not publicly traded.

(8) 401(k) PLAN

     The Company has a 401(k) Plan that covers all employees effective the first day of the month following 30 days of employment and who are at least 21 years of age. Employees may contribute between 1% and 15% of compensation subject to the limitations imposed by law. The Company will match up to 3% of the

                        ENTEX INFORMATION SERVICES, INC.

employee's eligible compensation. The amount charged to expense for the matching contribution was $2,120, $2,008 and $1,655 for the years ended June 27, 1999, June 28, 1998 and June 29, 1997, respectively.

(9) LEASES

     The Company routinely leases office buildings, equipment and automobiles. These leases expire at various dates through August 2008. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 27, 1999 are as follows:

YEAR ENDING JUNE:
-----------------
2000.............................................    $11,450
2001.............................................     10,761
2002.............................................      9,376
2003.............................................      6,447
2004.............................................      3,857
Thereafter.......................................      4,624
                                                     -------
     Total minimum lease payments................    $46,515
                                                     =======

     Rent expense for all operating leases totaled $11,973, $13,082 and $11,908 for the years ended June 27, 1999, June 28, 1998 and June 29, 1997, respectively. At June 27, 1999, future minimum rentals to be received under non-cancelable subleases approximate $3,336.

     Capital leases are insignificant at June 27, 1999.

                                                                     Schedule II


                       ENTEX INFORMATION SERVICES, INC.

          SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                            (DOLLARS IN THOUSANDS)


                    Balance at    Charged to    Charged to
                    beginning     costs and       other                       Balance at
Description         of period     expenses      accounts      Deductions     end of period
-----------         ----------    ---------    -----------    ----------     -------------
Allowance for
 doubtful
 accounts:

1999..........       $4,662        $1,083       $   --          $(840)           $4,905
1998..........        4,746           795           --           (879)            4,662
1997..........        4,101           494           --             171            4,746



Vendor
 receivable
 reserve:

1999.........        $3,787        $  226        $  --          $  --            $4,013
1998.........         2,000         1,787           --             --             3,787
1997.........          --           2,000           --             --             2,000