Form 10-Q
period 1999-09-26
ENTEX INFORMATION SERVICES INC
filed 1999-11-12
CIK 1021086

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             ( X ) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 26, 1999

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days: YES ( X ) NO ( )

     The number of outstanding shares of the Registrant's Common Stock, par value $.0001 per share, was 32,477,108 (excluding 82,500 treasury shares) on October 24, 1999.

     As filed with the Securities and Exchange Commission on November 10, 1999
________________________________________________________________________________

                        ENTEX INFORMATION SERVICES, INC.

                                      INDEX

                                                                   Page Numbers
                                                                   ------------
     PART I.      FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Balance Sheets as of
                  September 26, 1999 and June 27, 1999                     2

                  Consolidated Statements of Operations
                  for the Three months Ended September 26, 1999
                  and September 27, 1998                                   3

                  Condensed Consolidated Statements of Cash Flows for
                  the Three Months Ended September 26, 1999
                  and September 27, 1998                                   4

                  Notes to Condensed Consolidated Financial Statements     5

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    6 - 10

     Item 3.      Quantitative and Qualitative Disclosures About
                  Market Risk                                              11


     PART II.     OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                         12

                  Signatures                                               13

                        ENTEX INFORMATION SERVICES, INC.
                         PART I - FINANCIAL INFORMATION
                           Consolidated Balance Sheets
                    (Dollars in thousands except share data)


                                                                  Unaudited
                                                                   Sept 26,          June 27,
                                                                     1999             1999
                                                                  ----------        ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                       $   1,975        $  12,546
   Trade receivables (net of allowance for doubtful accounts
         of $4,342 and $4,905, respectively)                         106,131          142,533
   Vendor receivables (net of allowance of $3,073 and $4,013,
         respectively)                                                 1,209            5,066
   Inventory                                                          14,191           13,939
   Other current assets                                                9,603           10,214
                                                                   ---------        ---------
Total current assets                                                 133,109          184,298

Property, plant and equipment, net                                    31,167           33,699
Goodwill (net of accumulated amortization
      of  $3,560 and $3,311, respectively)                            10,612           10,860
Other assets, net                                                      4,644            4,898
                                                                   ---------        ---------
Total assets                                                       $ 179,532        $ 233,755
                                                                   =========        =========
           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                $  32,605        $  49,842
   Accrued liabilities                                                52,371           57,935
   Obligations related to discontinued operations                      6,688           12,421
   Obligations related to restructuring                                3,287            4,933
   Notes payable and current installments of long-term debt           79,495          104,049
                                                                   ---------        ---------
          Total current liabilities                                  174,446          229,180
                                                                   =========        =========

Long-term debt                                                       124,088          124,252
Other long-term liabilities                                              260              294
                                                                   ---------        ---------
          Total long-term liabilities                                124,348          124,546
                                                                   ---------        ---------

Total liabilities                                                    298,794          353,726
                                                                   ---------        ---------

Stockholders' equity (deficit):
Preferred stock, 2 million shares authorized;
  no shares issued or outstanding                                       --                 --
Common stock, $.0001 par value; 100 million shares
    authorized, 32,473,762 and 32,437,070 shares issued and                3                3
    outstanding, respectively
Additional paid-in capital                                            19,706           19,594
Retained earnings (deficit)                                         (138,888)        (139,485)
Treasury stock, shares at cost                                            (2)              (2)
Cumulative translation adjustments                                       (81)             (81)
                                                                   ---------        ---------
Total stockholders' equity (deficit)                                (119,262)        (119,971)
                                                                   =========        =========

Total liabilities & stockholders' equity (deficit)                 $ 179,532        $ 233,755
                                                                   =========        =========

See accompanying notes to condensed consolidated financial statements.

                        ENTEX INFORMATION SERVICES, INC.
                      Consolidated Statements of Operations
                  (Dollars in thousands except per share data)




                                                                            Unaudited
                                                                        Three Months Ended
                                                                ----------------------------------
                                                                September 26,        September 27,
                                                                     1999                 1998
                                                                -------------        -------------
      Net revenues                                               $    123,597        $    113,849

      Cost of services provided                                        93,697              83,093
                                                                 ------------        ------------

      Gross profit                                                     29,900              30,756

      Selling, general and administrative expenses                     27,695              40,648
                                                                 ------------        ------------

              Income (loss) from operations                             2,205              (9,892)

      Interest expense, net                                             5,639               9,695
      Other income                                                     (1,235)                 --
                                                                 ------------        ------------

      Loss from continuing operations before income taxes              (2,199)            (19,587)

      Provision for income taxes                                            4                   1
                                                                 ------------        ------------

               Loss from continuing operations                         (2,203)            (19,588)

      Discontinued operations:
         Income from operations (net of income tax expense)             2,800               5,788
                                                                 ------------        ------------

             Net income (loss)                                   $        597        $    (13,800)
                                                                 ============        ============

      Common share data:
      Basic and diluted earnings (loss) per common share:
      Continuing operations                                      $      (0.07)       $      (0.61)
      Discontinued operations                                            0.09                0.18
                                                                 ------------        ------------

      Net income (loss)                                          $       0.02        $      (0.43)
                                                                 ============        ============

      Basic and diluted weighted average number of
         shares of common stock outstanding                        32,452,634          32,402,154
                                                                 ============        ============


     See accompanying notes to condensed consolidated financial statements.

                        ENTEX INFORMATION SERVICES, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                                Unaudited
                                                                           Three Months Ended
                                                                     -----------------------------
                                                                     September 26,   September 27,
                                                                         1999             1998
                                                                     -------------   -------------
      Net cash provided by operating activities                        $ 13,906        $   7,162
                                                                       --------        ---------

      Cash flows from investing activities:
          Capital expenditures                                           (1,253)          (8,593)
                                                                       --------        ---------
                   Net cash used in investing activities                 (1,253)          (8,593)
                                                                       --------        ---------

      Cash flows from financing activities:
          Proceeds from borrowings                                          320          132,306
          Change in cash overdraft                                        1,774           (3,527)
          Proceeds from sale of common stock, net                           112             --
          Payments on notes payable and long-term debt                  (25,430)        (132,177)
                                                                       --------        ---------
                 Net cash used in financing activities                  (23,224)          (3,398)
                                                                       --------        ---------

      Decrease in cash equivalents                                      (10,571)          (4,829)
      Cash and cash equivalents at beginning of period                   12,546           14,265
                                                                       --------        ---------

      Cash and cash equivalents at end of period                       $  1,975        $   9,436
                                                                       ========        =========

      Supplemental disclosure of cash flow information:
         Cash paid during the period for:
         Interest payments                                             $  9,386        $   8,566
                                                                       ========        =========

         Tax payments                                                  $      3        $     587
                                                                       ========        =========


     See accompanying notes to condensed consolidated financial statements.

                        ENTEX INFORMATION SERVICES, INC.
              Notes to Condensed Consolidated Financial Statements



1.   BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1999.

     Cash equivalents include short-term, highly liquid investments with a maturity of three months or less from the date of acquisition.

     Reclassifications of prior-year data have been made, where appropriate, to conform to the current year presentation.

     The results of operations for the three months ended September 26, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending July 2, 2000.

2.   COMPREHENSIVE INCOME

     Effective for the quarter ended September 27, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). Comprehensive income includes both net income and other comprehensive income. Included in other comprehensive income are foreign currency translation gains (losses). In accordance with the disclosure requirements of FAS 130, comprehensive income (loss) for the three months ended September 26, 1999 and September 27, 1998 was $597 and $(13,771) respectively. Other comprehensive income (loss) for the three months ended September 26, 1999 and September 27, 1998 was $0 and $29, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of net revenues represented by the items in the Company's statements of operation for the periods indicated:

                                                    Three Months Ended
                                                ----------------------------
                                                September 26,  September 27,
                                                    1999          1998
                                                -------------  -------------
          Net revenues                              100.0%        100.0%
                                                    -----         -----

          Cost of services provided                  75.8          73.0

          Selling, general and administrative
              expenses                               22.4          35.7
                                                    -----         -----

          Income (loss) from operations               1.8          (8.7)

          Interest expense, net                       4.6           8.5

          Other income                               (1.0)           --
                                                    -----         -----

          Loss from continuing
              operations before income taxes         (1.8)        (17.2)

          Provision for income taxes                   --            --
                                                    -----         -----

          Loss from continuing
               operations                            (1.8)        (17.2)

          Discontinued operations                     2.3           5.1
                                                    -----         -----

          Net income (loss)                            .5%        (12.1)%
                                                    =====         =====

                        ENTEX INFORMATION SERVICES, INC.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



THREE MONTHS ENDED SEPTEMBER 26, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 27, 1998

     Consolidated net income for the three months ended September 26, 1999 was $.6 million compared to consolidated net loss of $13.8 million in the three months ended September 27, 1998. The improved results from operations principally results from lower selling, general and administrative expenses.

     Revenues: Revenues were $123.6 million for the three months ended September 26, 1999 as compared to $113.8 million for the three months ended September 27, 1998, an increase of $9.8 million or 8.6%. The increase reflects increased demand from existing customers and the addition of new large accounts.

     Gross margin: Gross margin was 24.2% or $29.9 million for the current quarter as compared to 27.0% or $30.8 million for the three months ended September 27, 1998. The decline is principally driven by the classification of direct overhead costs for servicing large customers in cost of services provided in 1999 which costs were classified in SG&A in 1998, and higher spending for third party costs for short term projects.

     Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of revenues decreased to 22.4% for the quarter ended September 26, 1999 from 35.7% in the same period a year ago. For the three months ended September 26, 1999, selling, general and administrative expenses were $27.7 million as compared to $40.6 million for the quarter ended September 27, 1998, a decrease of $12.9 million, primarily reflecting cost reductions realized as a result of the reorganization announced in the second quarter ended December 27, 1998 and classification of direct overhead costs of servicing large customers to cost of services provided.

     Income (loss) from operations: Income from operations was $2.2 million for the three months ended September 26, 1999 as compared to a loss from operations of $9.9 million in the quarter ended September 27, 1998.

     Interest expense, net: Net interest expense decreased to $5.6 million for the three months ended September 26, 1999 as compared to $9.7 million for the three months ended September 27, 1998. The decrease is due to decreased working capital needs as a result of the sale of the TAS Division partially offset by higher borrowing rates associated with the 12 1/2% Senior Subordinated Notes due 2006.

     Other income: Other income for the quarter ended September 26, 1999, represents a $1.2 million gain on the early retirement of debt.

     Discontinued operations: Income from discontinued operations was $2.8 million for the three months ended September 26, 1999. This compares to income from discontinued operations of $5.8 million in the quarter ended September 27, 1998. The income from operations of $2.8 million reflects better than anticipated recovery on vendor receivables.

     Net income (loss): As a result of the factors mentioned above, the net income for the three months ended September 26, 1999 was $.6 million as compared to net loss of $13.8 million for the three months ended September 27, 1998.

                        ENTEX INFORMATION SERVICES, INC.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operations principally with borrowings under the IBMCC Working Capital Line of Credit with IBM Credit Corporation. Cash provided by operating activities was $13.9 million for the three months ended September 26, 1999 compared to $7.2 million for three months ended September 27, 1998.

     Cash provided by operations during the three months ended September 26, 1999 resulted primarily from the net income, depreciation and other non-cash charges to income and from changes in operating assets and liabilities, principally receivables of the TAS Division.

     Cash used in investing activities (capital expenditures) was $1.3 million during the three months ended September 26, 1999 compared with $8.6 million during the three months ended September 27, 1998.

     Cash used in financing activities was $23.2 million during the three months ended September 26, 1999 compared to $3.4 million during the three months ended September 27, 1998. During the three months ended September 26, 1999, cash received from wind down of the TAS Division receivables were used to pay down interest bearing debt. During July 1998, the Company issued $100 million of 12 1/2% Senior Subordinated Notes due 2006. The net proceeds were used to repay outstanding indebtedness of the Company, resulting in an increase in working capital of approximately $74 million.

     As of September 26, 1999, the Company's primary source of liquidity consisted of financing provided by IBMCC. The IBMCC Working Capital Line of Credit is asset based, and provides for borrowings of up to $150 million subject to available collateral. The interest bearing portion was $77.5 million as of September 26, 1999. The amount of available borrowings and such line of credit expire on July 31, 2001, and can be reduced or terminated by IBMCC upon 60 days' prior notice. Amounts outstanding under the IBMCC Working Capital Line of Credit bear interest at LIBOR plus 3.00% (8.3% at September 26, 1999). As previously reported, the borrowing base under the IBMCC Working Capital Line of Credit had been expanded through November 9, 1999 to allow up to $20 million in excess of what would otherwise have been allowed under collateral formulas (the "overadvance"). The overadvance bears interest at LIBOR plus 4% (9.3% at September 26, 1999). The overadvance has been extended through November 30, 1999 and the Company is currently in the process of negotiating an additional extension. Assuming the continued availability of the IBMCC Working Capital Line of Credit, including the overadvance, management believes that the amount which will be available to it thereunder will meet the Company's liquidity needs for the next 12 months. Should the terms of the extension of the overadvance restrict use of borrowed funds, the Company may need to raise alternative or additional funds through public or private equity or debt financing or from other sources to meet certain financial commitments. However, there can be no assurance that the Company will be able to raise such additional funding.

     The IBMCC Financing Agreement contains restrictive covenants with respect to maintenance of minimum tangible net worth, current ratio and fixed charge coverage. In addition, the IBMCC Financing Agreement prohibits the Company from paying cash dividends on common stock. At September 26, 1999, the Company was in compliance with such covenants.

     At September 26, 1999, the Company had no material commitments other than obligations under its credit facilities, term notes and operating lease facilities.

                        ENTEX INFORMATION SERVICES, INC.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


YEAR 2000 READINESS

     The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administration functions. As the Year 2000 approaches, each of these computer systems may be affected in some way by the rollover of the two-digit year value to 00. From that point forward, if these systems are unable to properly recognize date sensitive information, they could generate erroneous data or fail. The Company is utilizing both internal and external resources to identify, correct or reprogram and test the systems for Year 2000 compliance.

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

     The Company completed an inventory of its applications systems in December 1997. More than 30 systems were identified, prioritized according to criticality to then-current business operations, and assessed for readiness status. Based on this review, the Company scheduled each system for either renovation, validation or replacement. An initiative was also begun to install certain modules in the SAP R/3 (TM) Enterprise Requirements Planning (ERP) product to address Year 2000 preparedness in many of the systems identified in the Company's inventory. In December 1998 the Company abandoned implementation of SAP R/3 (TM) and has written off its investment of $10.7 million. An effort to replace the Company's core financial reporting system is underway and is expected to be completed by April 1, 2000. The current environment has been validated and will remain in place until final cutover is complete. Validation and implementation of the one remaining mission critical system that has not yet been tested in our environment is scheduled for completion by December 1, 1999.

     Effective May 10, 1999, the Company sold certain assets of the TAS Division. The applications and systems used in support of that portion of business were maintained through August 13, 1999. Efforts with regard to "Y2K readiness" for such applications and systems were either completed before the sale or have been halted as a result of the sale. Renovation and validation activities have been reduced to address only those remaining in the ongoing business.

     Assessments have been completed in the processing and telecommunications environments. A similar activity in the employee desktop environment was completed in March 1999. The Company's inventory and assessment of its non-IT systems (facilities and security systems) was completed in April 1999, and was made "Y2K-ready" before September 30, 1999.

                        ENTEX INFORMATION SERVICES, INC.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


     Contingency plans have been developed for specific business processes and related applications in the event the Company experiences outages of up to a five day duration resulting from the failure of a system to properly address the Year 2000 issue. Such plans are based on the Company's assessment of its ability to successfully make and validate all required changes and upgrades. The worst case scenario involves outages that exceed five business days and extend indefinitely. The Company is committed to supplementing the existing contingency plans with long-term plans in the event that successful validation of applications changes and upgrades has not occurred by November 15, 1999 or December 1, 1999 in the case of the one mission critical system that has not yet been validated and implemented.

     Total costs to complete the Company's Year 2000 efforts for ongoing operations are estimated at approximately $4.3 million. As of October 31, 1999, the Company has spent approximately $3.9 million. The remaining amount is for providing staff contingency support through March 2000.

     In addition to upgrading its own systems, the Company has contacted certain significant customers and suppliers to determine their Year 2000 compliance profile. To date the Company has not received any information, which would indicate that the Year 2000 will result in any significant disruption from such customers and suppliers.

     All potential risks and uncertainties associated with the Year 2000 issue cannot be fully and accurately quantified. Contingency plans will be developed if third party data interchange partners fail compliance testing or if the replacement or renovation of other existing systems is not on schedule. Although the Company does not believe that any additional costs or potential loss in revenue associated with Year 2000 readiness initiatives will have a material adverse effect on the Company's business, operating results or financial condition, there can be no assurance that the costs necessary to update software or potential systems interruptions would not have a material adverse effect on the Company's business, operating results and financial condition.

                        ENTEX INFORMATION SERVICES, INC.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to interest rate risk primarily through its asset based financing agreement. The Company utilizes these borrowings to meet its working capital needs. As of September 26, 1999, the Company had borrowings of approximately $77.5 outstanding, which have a variable interest rate of 8.3%. Using a yield to maturity analysis and assuming an increase in interest rate on these borrowings of 25 basis points, future annual cash flows would be effected by $.2 million. All other borrowings are at fixed interest rates and therefore market interest rate variability does not impact their future cash flows.

         Currently, the Company does not enter into financial instruments for trading or other speculative purposes or to manage interest rate exposure.

                           PART II - OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits required by Item 601 of Regulation S-K.

               (27)   Financial Data Schedule.


         (b) ENTEX filed no reports on Form 8-K during the first fiscal quarter ended September 26, 1999.

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




                                       ENTEX Information Services, Inc.
                                       --------------------------------
                                                 (Registrant)



November 10, 1999                      Michael G. Archambault
                                       ---------------------------------
                                       Michael G. Archambault
                                       Senior Vice President, CFO and Treasurer



November 10, 1999                      Shirley S. Mehta
                                       ---------------------------------
                                       Shirley S. Mehta
                                       Vice President and Controller