Form 10-Q
period 1999-12-26
ENTEX INFORMATION SERVICES INC
filed 2000-02-09
CIK 1021086

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             ( X ) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended December 26, 1999

                                       or

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         For the transition period from               to
                                        -------------    --------------
                       Commission file number : 000-23457

                        ENTEX INFORMATION SERVICES, INC.

             (Exact name of registrant as specified in its charter)

            Delaware                                         13-3715291
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

The number of outstanding shares of the Registrant's Common Stock, par value $.0001 per share, was 32,481,244 (excluding 82,500 treasury shares) on December 26, 1999.

    As filed with the Securities and Exchange Commission on February 9, 2000

  ----------------------------------------------------------------------------

                              ENTEX INFORMATION SERVICES, INC.

                                            INDEX

                                                                                     Page Numbers

    PART I.    FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Balance Sheets as of
               December 26, 1999 and June 27, 1999                                        2

               Consolidated Statements of Operations
               for the Three and Six Months Ended December 26, 1999
               and December 27, 1998                                                      3

               Condensed Consolidated Statements of Cash Flows for the
               Six Months Ended December 26, 1999
               and December 27, 1998                                                      4

               Notes to Condensed Consolidated Financial Statements                       5

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                     7 - 11

    Item 3.    Quantitative and Qualitative Disclosures About
               Market Risk                                                               12

    PART II.   OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K                                          13

               Signatures                                                                14

                        ENTEX INFORMATION SERVICES, INC.
                         PART I - FINANCIAL INFORMATION
                           Consolidated Balance Sheets
                    (Dollars in thousands except share data)

                                                                        Unaudited
                                                                          Dec 26,        June 27,
                                                                            1999           1999
                                                                        ----------      ----------
                                          ASSETS
Current assets:
  Cash and cash equivalents                                                $4,492         $12,546
  Trade receivables (net of allowance for doubtful accounts
        of  $3,869 and $4,905, respectively)                               78,674         142,533
  Vendor receivables (net of allowance of $1,612 and $4,013,
        respectively)                                                           0           5,066
  Inventory                                                                13,430          13,939
  Other current assets                                                     12,215          10,214
                                                                        ----------      ----------
Total current assets                                                      108,811         184,298

Property, plant and equipment, net                                         31,426          33,699
Goodwill (net of accumulated amortization
     of $3,808 and $3,311, respectively)                                   10,364          10,860
Other assets, net                                                           3,797           4,898
                                                                        ----------      ----------

Total assets                                                             $154,398        $233,755
                                                                        ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                        $28,313         $49,842
  Accrued liabilities                                                      47,097          57,935
  Obligations related to discontinued operations                            3,732          12,421
  Obligations related to restructuring                                      1,822           4,933
  Notes payable and current installments of long-term debt                 75,495         104,049
                                                                        ----------      ----------
         Total current liabilities                                        156,459         229,180
                                                                        ----------      ----------

Long-term debt                                                            125,500         124,252
Other long-term liabilities                                                   126             294
                                                                        ----------      ----------
         Total long-term liabilities                                      125,626         124,546
                                                                        ----------      ----------

Total liabilities                                                         282,085         353,726
                                                                        ==========      ==========

Stockholders' equity (deficit):
Preferred stock, 2 million shares authorized;
   no shares issued or outstanding                                             --              --
Common stock, $.0001 par value; 100 million shares
   authorized, 32,481,244 and 32,437,070 shares issued and                      3               3
   outstanding, respectively
Additional paid-in capital                                                 19,727          19,594
Retained earnings (deficit)                                              (147,326)       (139,485)
Treasury stock, shares at cost                                                 (2)             (2)
Accumulated other comprehensive income                                        (89)            (81)
                                                                        ----------      ----------
Total stockholders' equity (deficit)                                     (127,687)       (119,971)
                                                                        ==========      ==========

Total Liabilities & Stockholders' Equity (deficit)                       $154,398        $233,755
                                                                        ==========      ==========


     See accompanying notes to condensed consolidated financial statements.

                        ENTEX INFORMATION SERVICES, INC.
                      Consolidated Statements of Operations
                  (Dollars in thousands except per share data)

                                                                Unaudited                         Unaudited
                                                            Three Months Ended                 Six Months Ended
                                                        -------------------------        ---------------------------
                                                         Dec 26,         Dec 27,          Dec 26,          Dec 27,
                                                          1999            1998             1999             1998
                                                          ----            ----             ----             ----

Net revenues                                            $112,389        $121,141         $235,986          $234,990

Costs and expenses:
     Cost of services provided                            88,051          90,563          181,747           173,656
     Inventory charges                                        --           1,000               --             1,000
     Selling, general and administrative expenses         29,304          39,725           57,001            80,373
     Restructuring costs                                      --           2,000               --             2,000
     Unusual charges                                          --           1,300               --             1,300
                                                        ---------       ---------        ---------         ---------

     Loss from operations                                 (4,966)        (13,447)          (2,762)          (23,339)

Interest expense, net                                      6,470           9,015           12,108            18,710
Other income                                                   --           (575)          (1,235)             (575)
                                                        ---------       ---------        ---------         ---------

      Loss before income taxes                           (11,436)        (21,887)         (13,635)          (41,474)

Provision for income taxes                                     2               1                6                 2
                                                        ---------       ---------        ---------         ---------

     Loss from continuing operations                     (11,438)        (21,888)         (13,641)          (41,476)

Discontinued operations:
  Income (loss)  from operations (net of income tax
      expense)                                             3,000         (12,909)           5,800            (7,121)
                                                        ---------       ---------        ---------         ---------

      Net loss                                          $ (8,438)       $(34,797)         $(7,841)         $(48,597)
                                                        =========       =========        =========         =========

Common share data:

       Basic and diluted earnings (loss) per common
       share:
       Continuing operations                            $  (0.35)       $  (0.67)        $  (0.42)         $  (1.28)
       Discontinued operations                              0.09           (0.40)            0.18             (0.22)
                                                        ---------       ---------        ---------         ---------

       Net loss                                         $  (0.26)       $  (1.07)        $  (0.24)         $  (1.50)
                                                        =========       =========        =========         =========

      Basic and diluted weighted average number
          of shares of common stock outstanding       32,476,006      32,428,243       32,464,317        32,409,532
                                                      ===========     ===========      ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

                        ENTEX INFORMATION SERVICES, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                           Unaudited
                                                                        Six Months Ended
                                                              -----------------------------------
                                                              December 26,           December 27,
                                                                  1999                   1998
                                                                  ----                   ----

Net cash provided by operating activities                       $22,851                $19,300

Cash flows from investing activities:
    Capital expenditures                                         (3,281)               (11,493)
                                                                 -------               --------
          Net cash used in investing activities                  (3,281)               (11,493)
                                                                 -------               --------

Cash flows from financing activities:
    Proceeds from borrowings                                      2,849                147,719
    Change in cash overdraft                                      2,998                  1,581
    Proceeds from sale of common stock, net                         133                      -
    Payments on notes payable and long-term debt                (33,604)              (151,737)
                                                               ---------             ----------
         Net cash used in financing activities                  (27,624)                (2,437)
                                                               ---------             ----------

Increase (decrease) in cash equivalents                          (8,054)                 5,370
Cash and cash equivalents at beginning of period                 12,546                 14,265
                                                               ---------             ----------

Cash and cash equivalents at end of period                      $ 4,492                $19,635
                                                               =========             ==========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
   Interest payments                                            $10,558                $12,849
                                                               =========             ==========

   Tax payments                                                 $     3                $   817
                                                               =========             ==========

   Equipment purchases through direct financing                 $ 2,175                $    --
                                                               =========             ==========

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

               The results of operations for the three and six months ended December 26, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending June 25, 2000.

           2.  COMPREHENSIVE INCOME

               Effective for the quarter ended September 27, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). Comprehensive income includes both net income and other comprehensive income. Included in other comprehensive income are foreign currency translation gains (losses). In accordance with the disclosure requirements of FAS 130, comprehensive loss for the three and six months ended December 26, 1999 and December 27, 1998 was $8,446 and $7,849, and $34,795 and $48,566 respectively. Other comprehensive income (loss) for the three and six months ended December 26, 1999 and December 27, 1998 was $(8) and $(8), and $2 and $31 respectively.

           3.  OBLIGATIONS RELATED TO DISCONTINUED OPERATIONS

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

               The remaining obligations related to discontinued operations of $3.7 million at December 26, 1999 and $12.4 million at June 27, 1999, respectively, relate to remaining severance payments ($1.5 million and $6.3 million), future lease obligations ($1.0 million and $1.3 million), transition costs ($0 and $1.3 million) and allowance for uncollectible trade and vendor receivables ($1.2 million and $3.5 million), and are classified as current liabilities in the consolidated balance sheet.

                        ENTEX INFORMATION SERVICES, INC.
              Notes to Condensed Consolidated Financial Statements

           4.  OBLIGATIONS RELATED TO RESTRUCTURING CHARGES

               In November 1998, the Company's Board of Directors authorized management actions that resulted in the reorganization of ENTEX's business to create two operating units: a TAS Division and a Services Division. The reorganization was intended to reduce costs and increase operational focus to respond to new market dynamics.

               As a result, a restructuring charge of $14 million ($12 million for discontinued operations and $2 million for continuing operations) was recorded during the second fiscal quarter ended December 27, 1998. The restructuring charge included $7 million to cover costs related to involuntary severance benefits in connection with a workforce reduction affecting approximately 450 employees, all of whom left the Company at March 28, 1999. In addition, the restructuring charge included $7 million in connection with branch office consolidations, facilities reductions and other costs. As of June 27, 1999, $9.1 million of costs had been charged against the reserve. During the six months ended December 26, 1999, $3.1 million of costs were additionally charged against the reserve.

               The remaining liability of $1.8 million at December 26, 1999 and $4.9 million at June 27, 1999, respectively, primarily relates to future lease obligations, net of estimates of sublease income ($1.7 and $4.2 million) and remaining severance payments ($.1 million and $.7 million), and is classified as current liabilities in the consolidated balance sheet.

           5.  SUBSEQUENT EVENT

               On January 24, 2000, the Company's Board of Directors authorized management actions that will result in the reorganization of ENTEX's business to create a more streamlined organization which will make the Company more competitive, increase the sales efforts and return the business to profitability.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of net revenues represented by the items in the Company's statements of operation for the periods indicated:

                                                   Three Months Ended                               Six Months Ended
                                                   ------------------                               ----------------
                                          December 26,           December 27,              December 26,            December 27,
                                             1999                   1998                      1999                    1998
                                             ----                   ----                      ----                    ----

Net revenues                                 100.0%                 100.0%                    100.0%                  100.0%
                                            ------                 ------                    ------                  ------

Cost of services provided                     78.3                   74.8                      77.0                    73.9

Inventory charges                               --                    0.8                        --                     0.4

Selling, general and administrative
    expenses                                  26.1                   32.8                      24.2                    34.2

Restructuring costs                             --                    1.7                        --                     0.9
Unusual items                                   --                    1.1                        --                     0.6
                                            ------                 ------                    ------                  ------

Loss from operations                          (4.4)                 (11.2)                     (1.2)                   (9.9)

Interest expense, net                          5.8                    7.4                       5.1                     8.0

Other income                                    --                   (0.5)                     (0.5)                   (0.2)
                                            --------               --------                  --------                --------

Loss from continuing
    operations before income taxes           (10.2)                 (18.1)                     (5.8)                  (17.7)

Provision for income taxes                      --                     --                        --                      --
                                            --------               --------                  --------                --------

Loss from continuing
     operations                              (10.2)                 (18.1)                     (5.8)                  (17.7)

Discontinued operations                        2.7                  (10.6)                      2.5                    (3.0)
                                            --------               --------                  --------                --------

Net loss                                      (7.5)%                (28.7)%                    (3.3)%                 (20.7)%
                                            =========              =========                 =========               =========

                        ENTEX INFORMATION SERVICES, INC.
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

THREE MONTHS ENDED DECEMBER 26, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 27, 1998

     Consolidated net loss for the three months ended December 26, 1999 was $8.4 million compared to consolidated net loss of $34.8 million in the three months ended December 27, 1998. The results for the three months ended December 26, 1999 include income from discontinued operations of $3 million. Excluding this income, the loss for the quarter ended December 26, 1999 would have been $11.4 million.The results for the three months ended December 27, 1998 include an inventory charge, restructuring and non-recurring unusual items totaling $4.3 million and loss from discontinued operations of $12.9 million. Excluding these, the net loss for the quarter ended December 27, 1998 would have been $17.6 million. The improved results are primarily driven by cost reductions in selling, general and administrative expenses.

     Revenues: Revenues were $112.4 million for the three months ended December 26, 1999 as compared to $121.1 million for the three months ended December 27, 1998, a decrease of $8.7 million or 7.2%. The decline reflects softness in consulting services as customers deferred non mandatory projects as a result of concerns regarding Y2K.

     Gross margin: Gross margin was 21.7% or $24.3 million for the current quarter as compared to 25.2% or $30.6 million for the three months ended December 27, 1998. The decline is principally driven by revenue shortfall in higher margin consulting services as well as the classification of direct overhead costs for servicing large customers in cost of services provided in 1999 which costs were classified in SG&A in 1998.

     Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of revenues decreased to 26.1% for the quarter ended December 26, 1999 from 32.8% in the same period a year ago. For the three months ended December 26, 1999, selling, general and administrative expenses were $29.3 million as compared to $39.7 million for the quarter ended December 27, 1998, a decrease of $10.4 million, primarily reflecting cost reductions realized as a result of the reorganization announced in the second quarter ended December 27, 1998 and classification of direct overhead costs of servicing large customers to cost of services provided.

     Loss from operations: Loss from operations was $5.0 million for the three months ended December 26, 1999 as compared to a loss from operations of $13.4 million in the quarter ended December 27, 1998. Excluding the inventory charge of $1 million, the restructuring charge of $2 million and the non-recurring unusual charge of $1.3 million, the loss in the quarter ended December 27, 1998, would have been $9.1 million.

     Interest expense, net: Net interest expense decreased to $6.5 million for the three months ended December 26, 1999 as compared to $9.0 million for the three months ended December 27, 1998. The decrease is due to decreased working capital needs as a result of the sale of the TAS Division, partially offset by an increase in the IBM Credit Corporation ("IBMCC") borrowing rate.

     Other income: Other income for the quarter ended December 27, 1998, represents a $575,000 gain on the early retirement of debt with maturity of less than one year.

     Discontinued operations: Income from discontinued operations was $3.0 million for the three months ended December 26, 1999. This compares to loss from discontinued operations of $12.9 million in the quarter ended December 27, 1998. The income from discontinued operations of $3.0 million reflects better than anticipated recovery on vendor receivables.

     Net income (loss): As a result of the factors mentioned above, the net loss for the three months ended December 26, 1999 was $8.4 million as compared to net loss of $34.8 million for the three months ended December 27, 1998.

                        ENTEX INFORMATION SERVICES, INC.
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

SIX MONTHS ENDED DECEMBER 26, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 27,
1998

     Consolidated net loss for the six months ended December 26, 1999 was $7.8 million compared to consolidated net loss of $48.6 million in the six months ended December 27, 1998. The results for the six months ended December 26, 1999 include income from discontinued operations of $5.8 million. Excluding this income, the net loss for the six months ended December 26, 1999 would have been $13.6 million. The results for the six months ended December 27, 1998 include an inventory charge, restructuring charge and non-recurring unusual charge totaling $4.3 million and loss from discontinued operations of $7.1 million, as previously discussed. Excluding these, the net loss for the six months ended December 27, 1998 would have been $37.2 million.

     Revenues: Revenues were $236.0 million for the six months ended December 26, 1999 as compared to $235.0 million for the six months ended December 27, 1998, an increase of $1.0 million or 0.4%. Revenue increase in the first fiscal quarter due to increased demand from existing customers and the addition of new large accounts was offset by revenue decline in the second fiscal quarter in consulting services as customers deferred non mandatory projects as a result of concerns regarding Y2K.

     Gross margin: Gross margin was 23.0% or $54.2 million for the six months as compared to 26.1% or $61.3 million for the six months ended December 27, 1998. The decline is principally due to classification of direct overhead costs for servicing large customers in cost of services provided in 1999 which costs were classified in SG&A in 1998.

     Selling, general and administrative expenses: Selling, general and administrative expenses as a percentage of revenues decreased to 24.2% for the six months ended December 26, 1999 from 34.2% in the same period a year ago. For the six months ended December 26, 1999, selling, general and administrative expenses were $57.0 million as compared to $80.4 million for the six months ended December 27, 1998, a decrease of $23.4 million, primarily reflecting cost reductions realized as a result of the reorganization announced in the second quarter ended December 27, 1998 and classification of direct overhead costs of servicing large customers to cost of services provided.

     Loss from operations: Loss from operations was $2.8 million for the six months ended December 26, 1999 as compared to a loss from operations of $23.3 million in the six months ended December 27, 1998. The loss in 1998 includes the inventory, restructuring and unusual charges as previously discussed. Excluding these items, the loss for the six months ended December 27, 1998 would have been $19.0 million.

     Interest expense, net: Net interest expense decreased to $12.1 million for the six months ended December 26, 1999 as compared to $18.7 million for the six months ended December 27, 1998. The decrease is due to decreased working capital needs as a result of the sale of the TAS Division partially offset by higher borrowing rates.

     Other income: Other income for the six months ended December 26, 1999 and December 27, 1998 represents a $1.2 million and $575,000 gain on the early retirement of debt with maturity of less than one year.

     Discontinued operations: Income from discontinued operations was $5.8 million for the six months ended December 26, 1999. This compares to loss from discontinued operations of $7.1 million in the six months ended December 27, 1998. The income from discontinued operations of $5.8 million reflects better than anticipated recovery on vendor receivables.

                        ENTEX INFORMATION SERVICES, INC.
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

     Net income (loss): As a result of the factors mentioned above, the net loss for the six months ended December 26, 1999 was $7.8 million as compared to net loss of $48.6 million for the six months ended December 27, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operations principally with borrowings under a working capital line of credit (the "IBM Working Capital Line of Credit") with IBMCC. Cash provided by operating activities was $22.9 million for the six months ended December 26, 1999 compared to $19.3 million for six months ended December 27, 1998.

     Cash provided by operations during the six months ended December 26, 1999 resulted primarily from changes in operating assets and liabilities, principally receivables of the TAS Division.

     Cash used in investing activities (capital expenditures) was $3.3 million during the six months ended December 26, 1999 compared with $11.5 million during the six months ended December 27, 1998.

     Cash used in financing activities was $27.6 million during the six months ended December 26, 1999 compared to $2.4 million during the six months ended December 27, 1998. During the six months ended December 26, 1999, cash received from the winddown of TAS Division receivables was used to pay down interest bearing debt. During July 1998, the Company issued $100 million of 12 1/2% Senior Subordinated Notes due 2006. The net proceeds were used to repay outstanding indebtedness of the Company, resulting in an increase in working capital of approximately $74 million.

     As of December 26, 1999, the Company's primary source of liquidity consisted of financing provided by IBMCC . The IBMCC Working Capital Line of Credit is asset based, and provides for borrowings of up to $100 million subject to available collateral. The interest bearing portion was $72.7 million as of December 26, 1999. The amount of available borrowings and such line of credit expire on July 31, 2001, and can be reduced or terminated by IBMCC upon 60 days' prior notice. Amounts outstanding under the IBMCC Working Capital Line of Credit bear interest at LIBOR plus 3.00% (8.6% at December 26, 1999). On December 21, 1999, the Company executed an amendment to the IBM Working Capital Line of Credit to extend to March 31, 2000 its existing overadvance from its previously scheduled termination date of December 21, 1999. The overadvance permits the Company to borrow up to $20 million in excess of what would otherwise have been allowed under the collateral formula in the IBM Working Capital Line of Credit. The overadvance bears interest at LIBOR plus 5.5%, (11.1% at December 26,1999). IBMCC also agreed to modifications of the financial covenants in the IBM Working Capital Line of Credit requested by the Company. The Company is in negotiations with IBMCC for an extension of such overadvance beyond March 31, 2000 if required. Simultaneously with execution of the amendment of the IBM Working Capital Line of Credit, the Company's principal stockholder, Mr. Dort A. Cameron III, guaranteed up to $20 million of the Company's obligations to IBMCC, and purchased from IBMCC an outstanding option to purchase from Mr. Cameron 1,851,850 shares of the Company's common stock. Mr. Cameron initially granted this option to IBMCC in 1993. The purchase price for the option was $3 million in cash, payable not later than March 31, 2000, and an additional amount equal to the excess, if any, of 1,851,850 multiplied by the highest per-share price of the Company's common stock obtained by Mr. Cameron or any of his affiliates during the period ending one year after the execution of the option purchase agreement over the initial $3 million amount. The additional amount, if any, is payable upon the consummation of any subsequent transactions in which more than 50% of the Company's common stock is sold.

                        ENTEX INFORMATION SERVICES, INC.
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

If no such sale occurs within one-year period, the original option will be reinstated with the aggregate exercise price increased by $3 million.

     These transactions provide the Company with continued access to $20 million in liquidity under the IBM Working Capital Line of Credit that otherwise would have been unavailable and will enable the Company to support its ongoing business and to fund its debt service obligations in the near term. The continued availability of these working capital resources will also provide additional time for the Company to complete the repositioning of its business to one providing services only. The Company is in the process of pursuing various alternatives to raise additional funds through public or private equity or debt financing or from other sources to meet its liquidity needs. However, there can be no assurance that the Company will be able to raise such additional funding.

     The IBMCC Financing Agreement contains restrictive covenants with respect to maintenance of minimum tangible net worth, current ratio and fixed charge coverage. In addition, the IBMCC Financing Agreement prohibits the Company from paying cash dividends on common stock. At December 26, 1999, the Company was in compliance with such covenants.

     At December 26, 1999, the Company had no material commitments other than obligations under its credit facilities, term notes and operating lease facilities.

YEAR 2000 UPDATE

     Operations of the Company have not been impacted to date by any Year 2000 related issues. To mitigate any future risk the Company's Year 2000 Team will remain intact through March 31, 2000 to respond to any issues that may arise.

                        ENTEX INFORMATION SERVICES, INC.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
               MARKET RISK

               The Company is exposed to interest rate risk primarily through its asset based financing agreement. The Company utilizes these borrowings to meet its working capital needs. As of December 26, 1999, the Company had borrowings of approximately $72.7 million outstanding, which have a variable interest rate of 8.6%. Using a yield to maturity analysis and assuming an increase in interest rate on these borrowings of 25 basis points, future annual cash flows would be effected by $.2 million. All other borrowings are at fixed interest rates and therefore market interest rate variability does not impact their future cash flows.

               Currently, the Company does not enter into financial instruments for trading or other speculative purposes or to manage interest rate exposure.

                           PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits required by Item 601 of Regulation S-K.

                             (27)   Financial Data Schedule.

               (b) ENTEX filed reports on Form 8-K during the fiscal quarter ended December 26, 1999. A 8-K related to Amendment No. 19 to the Fourth Amended and Restated Agreement for Wholesale Financing by and between the Company and IBM Credit Corporation dated as of December 21, 1999 was filed on January 6, 2000.

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

                                          ENTEX Information Services, Inc.
                                          --------------------------------
                                                    (Registrant)

        February 9, 2000                  Kenneth A. Ghazey
                                          --------------------------------
                                          Kenneth A. Ghazey
                                          President

        February 9, 2000                  Shirley S. Mehta
                                          --------------------------------
                                          Shirley S. Mehta
                                          Vice President and Controller